Form 10KSB
period 2008-02-29
Resource Group Inc.
filed 2008-05-22
CIK 1432994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 29, 2008

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________

RESOURCE GROUP, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	80-0154562
(State of other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

600 Parker Road, Fairfield California	94533
(Address of Principal Executive Offices)	(Zip Code)

707 208-6368
(Registrant's Telephone Number, including Area Code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: Common Stock, par value $.001 per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 ("Exchange Act") during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [   ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act.
Yes [   ]   No [X]

State issuer's revenues for its most recent fiscal year: Nil

Transitional Small Business Disclosure Format (check one): Yes [   ]   No [X]

Common Shares outstanding as of February 29, 2008: 3,600,000

PART I

ITEM 1: DESCRIPTION OF BUSINESS

COMPANY OVERVIEW

Resource Group, Inc. (the "Company") was incorporated in the State of Delaware on April 2, 2007 to engage in the acquisition, exploration and development of natural resource properties. We are an exploration stage Company with no revenues and a limited operating history. The principal executive offices are located at, 600 Parker Road Fairfield, California 94533.

In December 2007 we issued 1,500,000 @ $0.001 to each of our two Directors, in aggregate 3,000,000

In February 2008 the Company offered up to 600,000 shares offered for sale for cash at $0.10 per share. The offering was fully subscribed; the Company realized a total of $60,000. The sales were made to friends and family of the Officers and Directors.

We are authorized by our Articles of Incorporation to issue 50,000,000 shares of common stock, par value $0.001 per share. As of March 14, 2008, there were 3,600,000 shares of common stock issued and outstanding.

As of the date of this 10KSB filing, we have not had any revenues, have not begun operations and we have one mining property asset and cash. Our Company has no employees at the present time with the general administration being performed at no cost by our President and Director James P. Geiskopf and our Treasurer Ken Greenlaw. We do not expect to commence earning revenues for the foreseeable future.

The Company owns a Molybdenum-Gold mining property located at Strohn Creek, further described as the Meziadin Lake Project, which is located approximately 35 kilometres east of Stewart, British Columbia. We have acquired one hundred percent (100%) of the property from the previous owner for a cash payment of US$25,515, (CAN $25,000) which includes the cost of the geological report. The property is comprised of 2 claims, British Columbia Mines and Resources tenure numbers 551606 and 551608 covering approximately 613.5 hectares (1,516 Acres). The claim extends from just west of the confluence of Surprise Creek and Strohn Creek for approximately 2 kilometres east-west and 3 kilometres north-south. A geologist was engaged by the Company to prepare a Geological Report. This report was completed January 4, 2008 in general accordance with the requirements of National Instrument 43-101 Standards for Disclosure for Mineral Projects.

Our mineral claims have been prospected, sampled and staked and at the time of purchase of the mineral claims we engaged the services of Edward Kruchkowski, a professional geologist, to prepare the geological report. We have commenced no other exploration activities on the claim. Our property is without known reserves and there is the possibility that the Strohn Creek claims on the Meziadin Project does not contain any reserves and funds that we spend on exploration will be lost. Even if we complete our current planned exploration program and are successful in identifying molybdenum, gold or other metals deposit we will be required to expend substantial funds to bring our claim to production.

There is no current public market for our securities. Our stock is not publicly traded, although we will be filing a 15c211with FINRA to obtain a trading symbol, however there is no assurance that we will be successful. Investors should be aware their investment in our securities is not liquid; there is the probability they will be unable to sell their shares and their investment will be lost.

For the twelve months following the date of fiscal year end we plan to complete the first phase of the exploration program on our claims consisting of geological prospecting and assaying, (Phase I), trenching and detailed sampling of historic zones (Phase II). We estimate the cost to be about $21,000 for the Phase I and II Exploration program as outlined below. In addition to this $21,000 we anticipate spending an additional $17,200 on professional and administrative fees, including fees payable in connection with the filing of an S-1 registration statement and complying with reporting obligations. Total expenditures over the next 12 months are therefore expected to be approximately $38,200, which is covered by the cash on hand. We do not expect to commence work on Phase III until spring 2009, subject to information obtained during the 2008 work program and available funds to complete the outlined program. We will require additional capital to finance our exploration programs in 2009 and subsequent years. No final decisions regarding this financing have been made at this time.

Our currently planned exploration includes 3 phases and is detailed in the following information

Phase	Exploration Program	Cost	Status

Phase 1	Prospecting, assay and evaluation of information	$6,000	Expected to be completed in June 2008, (dependent on geologist schedule).
Phase II	Localized soil surveys, trenching and sampling zones identified in historical information & Phase 1	$15,000	Expected to be completed by September 2008 (subject to consulting geologist's schedule).
Phase III	Test Diamond drilling outlined by Phase 1 and 2 programs.	$130,000	Planned for spring 2009(Depending on the results of Phase 2, consulting geologist's schedule.)
Estimated Cost		$151,000

We plan to commence Phase I of the exploration program on the claim in June 2008. We expect this phase to take 30 days to complete and an additional month for the consulting geologist to receive the results of the assay lab and prepare his report.

Following Phase I of the exploration program, if it proves successful in identifying mineral deposits, we intend to proceed with the Phase II program in August 2008. The estimated cost of the Phase II program is $15,000 and will take approximately 45 days to complete and an additional two months for the consulting geologist to receive the results from the assay lab and prepare his report.

Following Phase II of the exploration program, if it proves successful in identifying mineral deposits, we intend to proceed with Phase III of our exploration program subject to raising the funds. The estimated cost of this program is $130,000 and will take approximately 4 to 5 weeks to complete and an additional two months for the consulting geologist to receive the results from the assay lab and prepare his report.

The above program costs are management's estimates based upon the recommendations of the professional consulting geologist's report and the actual project costs may exceed our estimates. To date, we have not commenced exploration.

Edward Kruchkowski, P. Geo, the consulting geologist who prepared the geology report on our claim, will be retained for our planned exploration programs. We will however, require additional funding to proceed with Phase III and any subsequent work on the claim, we have no current plans on how to raise the additional funding. We cannot provide investors with any assurance that we will be able to raise sufficient funds to proceed with any work after the first two phases of the exploration program.

BANKRUPTCY OR SIMILAR PROCEEDINGS

We have not been the subject of a bankruptcy, receivership or similar proceedings.

PRODUCTS AND SERVICES

We do not currently have any products or services, and we have no new product or service planned or announced to the public. As a result, we have no customers or consumers of our products, we have no principal suppliers or sources for raw materials and there is no need for government approval of our products and services.

MARKETS AND CUSTOMERS

We are in the pre exploration stage and presently have no operating assets or customers. The market for metals that we expect to produce depends on factors beyond our control, including the extent of production, the proximity and capacity of transportation facilities and demand for metals.

COMPETITION

We do not compete directly with anyone for the exploration or removal of minerals from our property as we hold all interest and rights to the claim. Readily available commodities markets exist in the U.S. and around the world for the sale of gold, silver and other minerals. Therefore, we will likely be able to sell any gold, silver or other minerals that we are able to recover. We will be subject to competition and unforeseen limited sources and supplies in the industry in the event spot shortages arise for supplies such as dynamite, and certain equipment such as bulldozers and excavators that we will need to conduct exploration. We have not yet attempted to locate or negotiate with any suppliers of products, equipment or services and will not do so until funds are received from this offering. If we are unsuccessful in securing the products, equipment and services we need we may have to suspend our exploration plans until we are able to do so.

GOVERNMENT REGULATION OR OTHER LEGAL UNCERTAINTIES MAY INCREASE COSTS AND OUR BUSINESS WILL BE NEGATIVELY AFFECTED.

There are several governmental regulations that materially restrict mineral claim exploration and development. Under British Columbia mining law, engaging in certain types of exploration requires work permits, the posting of bonds, and the performance of remediation work for any physical disturbance to the land. While these current laws will not affect specific types of exploration work, if we identify exploitable minerals and proceed to phase two which includes drilling operations on the Strohn Creek Claim, we will incur regulatory compliance costs based upon the size and scope of our operations. In addition, new regulations could increase our costs of doing business and prevent us from exploring for and the exploitation of ore deposits. In addition to new laws and regulations being adopted, existing laws may be applied to mining that have not as yet been applied. These new laws may increase our cost of doing business with the result that our financial condition and operating results may be harmed.

ENVIRONMENTAL CONTROLS COULD CURTAIL OR DELAY EXPLORATION AND DEVELOPMENT OF OUR MINE AND IMPOSE SIGNIFICANT COSTS ON US.

During the exploration and mining processes, we are required to comply with numerous environmental laws and regulations imposed by federal and provincial authorities, which impose effluent and waste standards, performance standards, air quality and emissions standards and other design or operational requirements for various components of exploration, mining and mineral processing.

Many provinces, including British Columbia (where our Strohn Creek Moly/Gold claims are located), have also adopted regulations that establish design, operation, monitoring, and closing requirements for mining operations. Under these regulations, mining companies are required to provide a reclamation plan and financial assurance including cash deposits to ensure that the reclamation plan is implemented upon completion of mining operations. Additionally, British Columbia and other require mining operations to obtain and comply with environmental permits, including permits regarding air emissions and the protection of surface water and groundwater. Although we believe that we are currently in compliance with applicable federal and provincial environmental laws, changes in those laws and regulations may necessitate significant capital outlays or delays, may materially and adversely affect the economics of a given property, or may cause material changes or delays in our intended exploration, development and production activities. Any of these results could force us to curtail or cease our business operations.

EMPLOYEES

Corporate Office

We currently have no employees. We do use our executive officers, namely, James P. Geiskopf, the president and director of the Company currently devotes approximately 4 to 6 hours per week providing management services to us. Ken Greenlaw, the secretary/ treasurer and director of the Company, currently devotes approximately 6 to 10 hours per month to the Company, but will be available to assist Mr. Geiskopf with some of his duties as and when needed.

There are no formal employment agreements between the Company and our current executive officers.

Strohn Creek Mineral Claims

We do not currently have any employees working on this project.

RESEARCH AND DEVELOPMENT EXPENDITURES

We have not incurred any research or development expenditures since our incorporation.

PATENTS AND TRADEMARKS

We have no current plans for any registrations such as patents, trademarks, copyrights, franchises, concessions, royalty agreements or labor contracts. We will assess the need for any copyright, trademark or patent applications on an ongoing basis.

RISK FACTORS

RISKS RELATED TO OUR BUSINESS

We are a new enterprise intending to engage in the business of mining exploration and development. The business of acquiring, developing and producing mineral reserves is inherently risky.

WE ARE AN EXPLORATION STAGE COMPANY WITH ONE MINERAL PROPERTY AND NO OPERATING HISTORY IN THE BUSINESS OF MINING EXPLORATION AND DEVELOPMENT. ACCORDINGLY, YOU WILL HAVE NO BASIS UPON WHICH TO EVALUATE OUR ABILITY TO ACHIEVE OUR BUSINESS OBJECTIVES.

We are an exploration stage company and have no current properties or operations. Our business plan involves our engagement in mineral exploration, which may include our acquisition and development, in Western Canada and elsewhere, of mining properties. As a proposed mineral exploration and development company with no operating history or properties and related assets, it is difficult for potential investors to evaluate our business. Our proposed operations are therefore subject to all of the risks inherent in the establishment of a new business enterprise and must be considered in light of the expenses, difficulties, complications and delays frequently encountered in connection with the formation of any new business, as well as those risks that are specific to the resource industry. Investors should evaluate us in light of the delays, expenses, problems and uncertainties frequently encountered by companies developing markets for new products, services and technologies. We may never overcome these obstacles.

Our business is speculative and depends upon the implementation of our business plan and our ability to enter into agreements with third parties for the rights to exploit mineral reserves on terms that will be commercially viable for us.

OUR PROBABLE LACK OF DIVERSIFICATION WILL INCREASE THE RISK OF AN INVESTMENT IN US, AS OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS MAY DETERIORATE IF WE FAIL TO DIVERSIFY.

Our business will focus on the mining industry in a single or limited number of businesses and properties. Larger companies have the ability to manage their risk by diversification. However, we will lack diversification, in terms of both the nature and geographic scope of our business. As a result, we will likely be impacted more acutely by factors affecting our industry or the regions in which we operate than we would if our business were more diversified, enhancing our risk profile. If we cannot diversify our operations, our financial condition and results of operations could deteriorate.

STRATEGIC RELATIONSHIPS UPON WHICH WE MAY RELY ARE SUBJECT TO CHANGE, WHICH MAY DIMINISH OUR ABILITY TO CONDUCT OUR OPERATIONS.

Our ability to successfully acquire mineral properties, to discover reserves, to participate in extraction opportunities and to identify and enter into commercial arrangements with customers will depend on our developing and maintaining close working relationships with industry participants and on our ability to select and evaluate suitable businesses and properties and to consummate transactions in a highly competitive environment. These realities are subject to change and may impair our ability to grow.

To develop our business, we will endeavour to use the business relationships of our management to enter into strategic relationships, which may take the form of joint ventures with private parties and contractual arrangements with other resource companies, including those that supply equipment and other resources that we expect to use in our business. We may not be able to establish these strategic relationships, or if established, we may not be able to maintain them. In addition, the dynamics of our relationships with strategic partners may require us to incur expenses or undertake activities we would not otherwise be inclined to in order to fulfil our obligations to these partners or maintain our relationships. If our strategic relationships are not established or maintained, our business prospects may be limited, which could diminish our ability to conduct our operations.

WE MAY NOT BE ABLE TO EFFECTIVELY ESTABLISH MINING OPERATIONS OR MANAGE OUR GROWTH, WHICH MAY HARM OUR PROFITABILITY.

Our strategy envisions establishing and expanding our mining business. If we fail to effectively establish mining operations and thereafter manage our growth, our financial results could be adversely affected. Growth may place a strain on our management systems and resources. We must continue to refine and expand our business development capabilities, our systems and processes and our access to financing sources. As we grow, we must continue to hire, train, supervise and manage new employees. We cannot assure you that we will be able to:

      * meet our capital needs;
      * expand our systems effectively or efficiently or in a timely manner;
      * allocate our human resources optimally;
      * identify and hire qualified employees or retain valued employees; or
      * incorporate effectively the components of any business that we may acquire in our effort to achieve growth.

If we are unable to manage our growth, our operations and our financial results could be adversely affected by inefficiency, which could diminish our profitability.

OUR BUSINESS MAY SUFFER IF WE DO NOT ATTRACT AND RETAIN TALENTED PERSONNEL.

Our success will depend in large measure on the abilities, expertise, judgment, discretion integrity and good faith of our management and other personnel in conducting our intended business. We presently have a small management team, which we intend to expand in conjunction with our planned operations and growth.

The loss of a key individual or our inability to attract suitably qualified staff could materially adversely impact our business.

Our success depends on the ability of our management and employees to interpret market and geological data correctly and to interpret and respond to economic, market and other conditions to locate and adopt appropriate investment opportunities, monitor such investments, and ultimately, if required, to successfully divest such investments. Further, no assurance can be given that our key personnel will continue their association or employment with us or that replacement personnel with comparable skills can be found. We have sought to and will continue to ensure that management and any key employees are appropriately compensated; however, their services cannot be guaranteed. If we are unable to attract and retain key personnel, our business may be adversely affected.

OUR MANAGEMENT TEAM DOES NOT HAVE EXTENSIVE EXPERIENCE IN PUBLIC COMPANY MATTERS, WHICH COULD IMPAIR OUR ABILITY TO COMPLY WITH LEGAL AND REGULATORY REQUIREMENTS.

Our management team has had limited U.S. public company management experience or responsibilities, which could impair our ability to comply with legal and regulatory requirements such as the Sarbanes-Oxley Act of 2002 and applicable federal securities laws including filing required reports and other information required on a timely basis. There can be no assurance that our management will be able to implement and affect programs and policies in an effective and timely manner that adequately responds to increased legal, regulatory compliance and reporting requirements imposed by such laws and regulations. Our failure to comply with such laws and regulations could lead to the imposition of fines and penalties and further result in the deterioration of our business.

RISKS RELATED TO OUR FINANCIAL CONDITION

Future acquisitions and future development, production and marketing activities, as well as our administrative requirements (such as salaries, insurance expenses and general overhead expenses, as well as legal compliance costs and accounting expenses) will require a substantial amount of additional capital and cash flow.

The proceeds from our private offerings completed during the 11 months ended February 2008, provide us with a limited amount of working capital and is not sufficient to fund our proposed operations. We will require additional capital to continue to operate our business and our proposed operations. We may be unable to obtain additional capital as and when required. We may not be successful in locating suitable financing transactions in the time period required or at all, and we may not obtain the capital we require by other means. If we do not succeed in raising additional capital, the capital we have received to date may not be sufficient to fund our operations going forward without obtaining additional capital financing.

We may not be successful in locating suitable financing transactions in the time period required or at all, and we may not obtain the capital we require by other means. If we do not succeed in raising additional capital, the capital we have received to date may not be sufficient to fund our operations going forward without obtaining additional capital financing.

Any additional capital raised through the sale of equity may dilute your ownership percentage. This could also result in a decrease in the fair market value of our equity securities because our assets would be owned by a larger pool of outstanding equity. The terms of securities we issue in future capital transactions may be more favourable to our new investors, and may include preferences, superior voting rights and the issuance of warrants or other derivative securities, and issuances of incentive awards under equity employee incentive plans, which may have a further dilutive effect.

Our ability to obtain needed financing may be impaired by such factors as the capital markets (both generally and in the resource industry in particular), our status as a new enterprise without a demonstrated operating history, the location of our mineral properties and the price of minerals on the commodities markets (which will impact the amount of asset-based financing available to us) or the retention or loss of key management. Further, if mineral prices on the commodities markets decrease, then our revenues will likely decrease, and such decreased revenues may increase our requirements for capital. If the amount of capital we are able to raise from financing activities is not sufficient to satisfy our capital needs, we may be required to cease our operations.

We may incur substantial costs in pursuing future capital financing, including investment banking fees, legal fees, accounting fees, securities law compliance fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which may adversely impact

WE HAVE A HISTORY OF LOSSES AND AN ACCUMULATED DEFICIT AND EXPECT TO CONTINUE TO INCUR LOSSES UNTIL WE ESTABLISH PROFITABLE BUSINESS OPERATIONS. THIS COULD DRIVE THE PRICE OF OUR STOCK DOWN.

We incurred a net loss of $18,501 for the 11 months ended December 31, 2007. As at December 31, 2007 we had an accumulated deficit in the aggregate amount of $18,501. If we fail to achieve profitability and continue to incur losses, the price of our common stock can be expected to fall.

OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM HAS EXPRESSED DOUBT OF OUR ABILITY TO CONTINUE AS GOING CONCERN. THIS COULD MAKE IT MORE DIFFICULT FOR US TO RAISE FUNDS AND ADVERSELY AFFECT OUR RELATIONSHIPS WITH LENDERS, INVESTORS AND SUPPLIERS.

Our independent registered public accounting firm, Moores &Associates Chartered, have added an explanatory paragraph to their audit opinion issued in connection with our consolidated financial statements for the period ended February 29, 2007 and 2005 with respect to their doubt about our ability to continue. The Company has incurred operating losses since its inception in April 2007, and has an accumulated deficit of ($18,501) at February 29, 2008, which together raises doubt about the Company’s ability to continue as a going concern. Our ability to continue as a going concern will be determined by our ability to sustain a successful level of operations and to continue to raise capital from debt, equity and other sources. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

RISKS RELATED TO OUR INDUSTRY

GOVERNMENT REGULATION OR OTHER LEGAL UNCERTAINTIES MAY INCREASE COSTS AND OUR BUSINESS WILL BE NEGATIVELY AFFECTED.

There are several governmental regulations that materially restrict mineral claim exploration and development. Under British Columbia mining law, engaging in certain types of exploration requires work permits, the posting of bonds, and the performance of remediation work for any physical disturbance to the land. While these current laws will not affect specific types of exploration work, if we identify exploitable minerals and proceed to phase two which includes drilling operations on the Strohn Creek Claim, we will incur regulatory compliance costs based upon the size and scope of our operations. In addition, new regulations could increase our costs of doing business and prevent us from exploring for and the exploitation of ore deposits. In addition to new laws and regulations being adopted, existing laws may be applied to mining that have not as yet been applied. These new laws may increase our cost of doing business with the result that our financial condition and operating results may be harmed.

RESERVE ESTIMATES ARE POTENTIALLY INACCURATE.

Estimate of reserves on property is either “proven reserves” or “probable reserves.” At this time we have no proven reserves or probable reserves. Ore reserve figures and costs are primarily estimates and are not guarantees that we will recover the indicated quantities of these metals. Estimated proven reserve quantities based on sampling and testing of sites conducted by the Company or by independent companies hired by the Company. Probable reserves are based on information similar to that used for proven reserves, but the sites for sampling are less extensive, and the degree of certainty is less. Reserve estimation is an interpretive process based upon available geological data and statistical inferences and is inherently imprecise and may prove to be unreliable.

Reserves are reduced as existing reserves are depleted through production. Reserves may be reduced due to lower than anticipated volume and grade of reserves mined and processed and recovery rates.

Reserve estimates are calculated using assumptions regarding metals prices. These prices have fluctuated widely in the past. Declines in the market price of metals, as well as increased production costs, capital costs and reduced recovery rates, may render reserves uneconomic to exploit. Any material reduction in our reserves may lead to increased net losses, reduced cash flow, asset write-downs and other adverse effects on our results of operations and financial condition. Reserves should not be interpreted as assurances of mine life or of the profitability of current or future operations. No assurance can be given that the amount of metal estimated will be produced or the indicated level of recovery of these metals will be realized.

ABANDONMENT AND RECLAMATION COSTS ARE UNKNOWN AND MAY BE SUBSTANTIAL.

We will be responsible for compliance with terms and conditions of environmental and regulatory approvals and all laws and regulations regarding the abandonment of our properties and reclamation of lands at the end of their economic life, which abandonment and reclamation costs may be substantial. A breach of such legislation and/or regulations may result in the issuance of remedial orders, the suspension of approvals, or the imposition of fines and penalties, including an order for cessation of operations at the site until satisfactory remedies are made. It is not possible to estimate with certainty the abandonment and reclamation costs since they will be a function of regulatory requirements at the time.

INCREASES IN OUR OPERATING EXPENSES WILL IMPACT OUR OPERATING RESULTS AND FINANCIAL CONDITION.

Extraction, development, production, marketing (including distribution costs) and regulatory compliance costs (including taxes) will substantially impact the net revenues we derive from the minerals that we produce. These costs are subject to fluctuations and variation in different locales in which we will operate, and we may not be able to predict or control these costs. If these costs exceed our expectations, this may adversely affect our results of operations. In addition, we may not be able to earn net revenue at our predicted levels, which may impact our ability to satisfy our obligations

PENALTIES WE MAY INCUR COULD IMPAIR OUR BUSINESS.

Failure to comply with government regulations could subject us to civil and criminal penalties, could require us to forfeit property rights, and may affect the value of our assets. We may also be required to take corrective actions, such as installing additional equipment or taking other actions, each of which could require us to make substantial capital expenditures. We could also be required to indemnify our employees in connection with any expenses or liabilities that they may incur individually in connection with regulatory action against them. As a result, our future business prospects could deteriorate due to regulatory constraints, and our profitability could be impaired by our obligation to provide such indemnification to our employees.

THE DEVELOPMENT AND OPERATION OF OUR MINING PROJECTS INVOLVE NUMEROUS UNCERTAINTIES.

Mine development projects, including our planned projects, typically require a number of years and significant expenditures during the exploration and development phase before production is possible.

Development projects are subject to the completion of successful feasibility studies, issuance of necessary governmental permits and receipt of adequate financing. The economic feasibility of development projects is based on many factors such as:

  unanticipated changes in grade and tonnage of material to be mined and processed;
  unanticipated adverse geotechnical conditions;
  incorrect data on which engineering assumptions are made;

  costs of constructing and operating a mine in a specific environment;
  availability and cost of processing and refining facilities;
  availability of economic sources of power;
  adequacy of water supply;
  adequate access to the site;
  unanticipated transportation costs;
  government regulations (including regulations relating to prices, royalties, duties, taxes, restrictions on production, quotas on exportation of minerals, as well as the costs of protection of the environment and agricultural lands);
  fluctuations in metal prices; and
  .accidents, labor actions and force majeure events

MINERAL EXPLORATION IS HIGHLY SPECULATIVE, INVOLVES SUBSTANTIAL EXPENDITURES, AND IS FREQUENTLY NON-PRODUCTIVE.

Mineral exploration involves a high degree of risk and exploration projects are frequently unsuccessful. Few prospects that are explored end up being ultimately developed into producing mines. To the extent that we continue to be involved in mineral exploration, the long-term success of our operations will be related to the cost and success of our exploration programs. We cannot assure you that our mineral exploration efforts will be successful. The risks associated with mineral exploration include:

  The identification of potential economic mineralization based on superficial analysis;
  the quality of our management and our geological and technical expertise; and
  the capital available for exploration and development.

Substantial expenditures are required to determine if a project has economically mineable mineralization. It may take several years to establish proven and probable reserves and to develop and construct mining and processing facilities. Because of these uncertainties, our current and future exploration programs may not result in the discovery of reserves, the expansion of our existing reserves or the further development of our mines.

THE PRICE OF MOLYBDENUM AND GOLD ARE HIGHLY VOLATILE AND A DECREASE IN THE PRICE OF MOLYBDENUM OR GOLD WOULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

The profitability of mining operations is directly related to the market prices of metals. The market prices of metals fluctuate significantly and are affected by a number of factors beyond our control, including, but not limited to, the rate of inflation, the exchange rate of the dollar to other currencies, interest rates, and global economic and political conditions. Price fluctuations of metals from the time development of a mine is undertaken to the time production can commence can significantly affect the profitability of a mine. Accordingly, we may begin to develop one or more of our mines at a time when the price of metals makes such exploration economically feasible and, subsequently, incur losses because the price of metals decreases. Adverse fluctuations of the market prices of metals may force us to curtail or cease our business operations.

MINING RISKS AND INSURANCE COULD HAVE AN ADVERSE EFFECT ON OUR PROFITABILITY.

Our operations are subject to all of the operating hazards and risks normally incident to exploring for and developing mineral properties, such as unusual or unexpected geological formations, environmental pollution, personal injuries, flooding, cave-ins, changes in technology or mining techniques, periodic interruptions because of inclement weather and industrial accidents. Insurance is available to ameliorate some of these risks, however such insurance may not continue to be available at economically feasible rates or in the future be adequate to cover the risks and potential liabilities associated with exploring, owning and operating our properties. Either of these events could cause us to curtail or cease our business operations.

RISKS RELATED TO OUR COMMON STOCK

NO MARKET CURRENTLY EXISTS FOR OUR SECURITIES AND WE CANNOT ASSURE YOU THAT SUCH A MARKET WILL EVER DEVELOP, OR IF DEVELOPED, WILL BE SUSTAINED.

Our common stock is not currently eligible for trading on any stock exchange and there can be no assurance that our common stock will be listed on any stock exchange in the future. We intend to apply for listing on the OTC Bulletin Board trading system pursuant to Rule 15c2-11 of the Securities Exchange Act of 1934, but there can be no assurance we will obtain such a listing. The bulletin board tends to be highly illiquid, in part because there is no national quotation system by which potential investors can track the market price of shares except through information received or generated by a limited number of broker-dealers that make a market in particular stocks. There is a greater chance of market volatility for securities that trade on the bulletin board as opposed to a national exchange or quotation system. This volatility may be caused by a variety of factors, including: the lack of readily available price quotations; the absence of consistent administrative supervision of "bid" and "ask" quotations; lower trading volume; and general market conditions. If no market for our shares materializes, you may not be able to sell your shares or may have to sell your shares at a significantly lower price.

IF OUR SHARES OF COMMON STOCK ARE ACTIVELY TRADED ON A PUBLIC MARKET, THEY WILL IN ALL LIKELIHOOD BE PENNY STOCKS.

Broker-dealer practices in connection with transactions in “penny stocks” are regulated by certain penny stock rules adopted by the SEC. Penny stocks generally are equity securities with a price per share of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ Stock Market, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules..

WE WILL INCUR ONGOING COSTS AND EXPENSES FOR SEC REPORTING AND COMPLIANCE WITHOUT REVENUE WE MAY NOT BE ABLE TO REMAIN IN COMPLIANCE, MAKING IT DIFFICULT FOR INVESTORS TO SELL THEIR SHARES, IF AT ALL.

We plan to contact a market maker immediately following the close of the offering and apply to have the shares quoted on the OTC Electronic Bulletin Board. To be eligible for quotation, issuers must remain current in their filings with the SEC. In order for us to remain in compliance we will require future revenues to cover the cost of these filings, which could comprise a substantial portion of our available cash resources. If we are unable to generate sufficient revenues to remain in compliance it may be difficult for you to resell any shares you may purchase, if at all.

THE MARKET PRICE OF OUR COMMON STOCK IS LIKELY TO BE HIGHLY VOLATILE AND SUBJECT TO WIDE FLUCTUATIONS.

Assuming we are able to establish an active trading market for our common stock, the market price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to a number of factors that are beyond our control, including:

  dilution caused by our issuance of additional shares of common stock and other forms of equity securities, which we expect to make in connection with future capital financings to fund our operations and growth, to attract and retain valuable personnel and in connection with future strategic partnerships with other companies;
  announcements of acquisitions, reserve discoveries or other business initiatives by our competitors;
  fluctuations in revenue from our mineral business as new reserves come to market;
  changes in the market for commodities or in the capital markets generally;
  quarterly variations in our revenues and operating expenses;
  changes in the valuation of similarly situated companies, both in our industry and in other industries;
  changes in analysts' estimates affecting us, our competitors or our industry;
  changes in the accounting methods used in or otherwise affecting our industry;
  additions and departures of key personnel;
  fluctuations in interest rates and the availability of capital in the capital markets; and

These and other factors are largely beyond our control, and the impact of these risks, singly or in the aggregate, may result in material adverse changes to the market price of our common stock and our results of operations and financial condition.

OUR OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY, AND THESE FLUCTUATIONS MAY CAUSE OUR STOCK PRICE TO DECLINE.

Our operating results will likely vary in the future primarily as the result of fluctuations in our revenues and operating expenses, expenses that we incur, the price of minerals in the commodities markets and other factors. If our results of operations do not meet the expectations of current or potential investors, the price of our common stock may decline.

WE DO NOT EXPECT TO PAY DIVIDENDS IN THE FORESEEABLE FUTURE.

We do not intend to declare dividends for the foreseeable future, as we anticipate that we will reinvest any future earnings in the development and growth of our business. Therefore, investors will not receive any funds unless they sell their common stock, and stockholders may be unable to sell their shares on favourable terms or at all. Investors cannot be assured of a positive return on investment or that they will not lose the entire amount of their investment in the common stock.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-KSB contains forward-looking statements that involve risks and uncertainties. We use words such as anticipate, believe, plan, expect, future, intend and similar expressions to identify such forward-looking statements. You should not place too much reliance on these forward-looking statements. Our actual results are likely to differ materially from those anticipated in these forward-looking statements for many reasons.

ITEM 2: DESCRIPTION OF PROPERTY

We currently utilize space at the premises of James P. Geiskopf, an officer and director of the Company. The premises are located at 600 Parker Road Fairfield, California 94533. The facilities include an answering machine, a fax machine, computer and office equipment. We intend to use these facilities for the time being until we feel we have outgrown them. We currently have no investment policies as they pertain to real estate, real estate interests or real estate mortgages.

ITEM 3: LEGAL PROCEEDINGS

Resource Group is not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the 11 months February 29, 2008 through the solicitation of proxies or otherwise.

ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

The Company intends to make application to FINRA for the Company's shares to be quoted on the OTCBB. The Company's application to FINRA will consist of current corporate information, financial statements and other documents as required by Rule 15c211 of the Securities Exchange Act of 1934.

DIVIDENDS

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. Delaware General Corporation Law, Chapter V, Section 170 however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

  if the capital of the corporation, computed in accordance with Delaware General Corporation Law, shall have been diminished by depreciation in the value of its property, or by losses, or otherwise, to an amount less than the aggregate amount of the capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets, the directors of such corporation shall not declare and pay out of such net profits any dividends upon any shares of any classes of its capital stock until the deficiency in the amount of capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets shall have been repaired.

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

This 10KSB annual report may contains statements that constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. The words “expect,” “estimate,” “anticipate,” “predict,” “believe,” and similar expressions and variations thereof are intended to identify forward-looking statements. Such forward-looking statements may include statements regarding, among other things, (a) our estimates of mineral reserves and mineralized material, (b) our projected sales and profitability, (c) our growth strategies, (d) anticipated trends in our industry, (e) our future financing plans, (f) our anticipated needs for working capital and (g) the benefits related to ownership of our common stock. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements for the reasons, among others, described within the various sections of this 10KSB, specifically the section entitled “Risk Factors”. These statements may be found under “Management’s Discussion and Analysis or Plan of Operations” and “Description of Business,” as well as in this 10KSB annual report. We undertake no obligation to release publicly any updated information about forward-looking statements to reflect events or circumstances occurring after the date of this 10KSB annual report or to reflect the occurrence of unanticipated events.

PLAN OF OPERATION

We will conduct mineral exploration activities on the Strohn Creek Claims in order to assess whether the property contains mineral reserves capable of commercial extraction. Our exploration program is designed to explore for commercially viable deposits of molybdenum, gold and other minerals. We have not, nor has any predecessor, identified any commercially exploitable reserves of these minerals at Strohn Creek.

For the twelve months following the date of this prospectus we plan to complete the first phase of the exploration program on our claims consisting of geological prospecting and assaying, (Phase I), trenching and detailed sampling of historic zones (Phase II). We estimate the cost to be about $21,000 for the Phase I and II Exploration program as outlined below. In addition to this $21,000 we anticipate spending an additional $17,200 on professional and administrative fees, including fees payable in connection with the filing of this registration statement and complying with reporting obligations. Total expenditures over the next 12 months are therefore expected to be approximately $38,200, which is covered by the cash on hand. We do not expect to commence work on Phase III until spring 2009, subject to information obtained during the 2008 work program and available funds to complete the outlined program.

Prior to the Company purchasing the Strohn Creek mineral claim, the vendor was required to have prepared at Company cost a geological evaluation report on the Strohn Creek mineral claims. This report was prepared by Mr. Edward Kruchkowski, P. Geo., and was completed on January 4, 2008. Mr. Kruchkowski’s report summarizes the results of the history of the exploration of the mineral claims, the regional and local geology of the mineral claims and the mineralization and the geological formations identified as a result of prior exploration on the claims and in the claim areas.

The geological report also gives conclusions regarding mineralization of the mineral claims and recommends a further exploration program on the mineral claims. The exploration program is as follows:

Phase	Exploration Program	Cost	Status

Phase 1	Prospecting, assay and evaluation of information	$6,000	Expected to be completed by end June 2008, (dependent on geologist schedule).
Phase II	Localized soil surveys, trenching and sampling zones identified in historical information & Phase 1	$15,000	Expected to be completed by end September 2008 (subject to consulting geologist's schedule).

Phase III	Test Diamond drilling outlined by Phase 1 and 2 programs.	$130,000	Planned for spring 2009 (Depending on the results of Phase 2, consulting geologist's schedule.)
Estimated Cost		$151,000

We plan to commence Phase I of the exploration program on the claim in June 2008. We expect this phase to take 30 days to complete and an additional month for the consulting geologist to receive the results of the assay lab and prepare his report.

Following Phase I of the exploration program, if it proves successful in identifying mineral deposits, we intend to proceed with the Phase II program in August 2008. The estimated cost of the Phase II program is $15,000 and will take approximately 45 days to complete and an additional two months for the consulting geologist to receive the results from the assay lab and prepare his report.

Following Phase II of the exploration program, if it proves successful in identifying mineral deposits, we intend to proceed with Phase III of our exploration program subject to raising the funds. The estimated cost of this program is $130,000 and will take approximately 4 to 5 weeks to complete and an additional two months for the consulting geologist to receive the results from the assay lab and prepare his report.

The above program costs are management's estimates based upon the recommendations of the professional consulting geologist's report and the actual project costs may exceed our estimates. To date, we have not commenced exploration.

Edward Kruchkowski, P. Geo, the consulting geologist who prepared the geology report on our claim, will be retained for our planned exploration programs. We will however, require additional funding to proceed with Phase III and any subsequent work on the claim, we have no current plans on how to raise the additional funding. We cannot provide investors with any assurance that we will be able to raise sufficient funds to proceed with any work after the first two phases of the exploration program.

RESULTS OF OPERATIONS

Results of Operations for the Eleven (11) Month Period Ended February 29, 2008. No Comparisons are Available as this is the Company’s first year of Operation.

No sales or income was recorded for the eleven months period

Operating Costs and Expenses

Start up costs during the eleven months of operations totalled $18,501 were comprised of organizational cost amounting to $5,000 incurred for corporate set-up and structuring; office and administration costs included CUSIP filing fees amounting to $2,665, cost of the contracted writing of this S-1 Registration Statement and, legal and professional fees amounting to $10,000 and interest cost totalling $852

SELECTED FINANCIAL INFORMATION

February 29, 2008

Current Assets	$97,098
Total Assets	$122,351
Current Liabilities	$77,852
Stockholders' Equity	$44,499

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance is $97,098 as of February 29, 2008. We believe our cash balance is sufficient to fund our limited levels of operations until August 2008. We are an exploration stage company and have generated no revenue to date. We sold 600,000 shares of common stock in February 2008 for cash and realized a total of $63,000. We have notes payable to our officers and directors amounting to $77,852 due November 2008. We expect that we have adequate funds available to pay for our minimum level of operations.

Our auditor has issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated revenues and no revenues are anticipated until we begin removing and selling minerals. There is no assurance we will ever reach that stage.

We are contemplating raising additional capital to finance our exploration programs. No final decisions regarding the program or financing have been made at this time.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make a wide variety of estimates and assumptions that affect: (1) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements, and (2) the reported amounts of revenues and expenses during the reporting periods covered by the financial statements. Our management routinely makes judgments and estimates about the effect of matters that are inherently uncertain. As the number of variables and assumptions affecting the future resolution of the uncertainties increases, these judgments become even more subjective and complex. We have identified certain accounting policies that are most important to the portrayal of our current financial condition and results of operations. Our significant accounting policies are disclosed in Note 1 of the Notes to the Consolidated Financial Statements, and several of those critical accounting policies are as follows:

Marketable Securities. Marketable securities may consist of shares, bonds and other negotiable instruments. Shares will be accounted for as securities held-for-sale in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Marketable securities will be stated at fair value based on market quotes. Unrealized gains and losses are recorded as other comprehensive income, a component of stockholders’ deficit in our consolidated balance sheet.

Property and Equipment. Property and equipment are stated at cost. Depreciation and amortization are calculated using the straight-line method over the respective estimated useful lives of the assets.

Mine development costs are capitalized after proven and probable reserves have been identified. Amortization of mine development costs will be calculated using the units-of-production method over the expected life of the operation based on the estimated proven and probable reserves. As February 29,2008 the Company had no proven or probable reserves.

Property Acquisition and Deferred Mineral Property Development Costs. Mineral property acquisition and deferred mineral property development costs are recorded at cost and will be capitalized once determination has been made that a mineral property has proven or probable reserves that can be produced profitably. On the commencement of profitable commercial production, depletion of each mineral property acquisition and associated deferred property development costs will be computed on the units of production basis using estimated proven and probable reserves.

Exploration Properties. Mineral exploration expenditures are expensed as incurred. Property acquisition costs relating to exploration properties are also expensed until the economic viability of the project is determined and proven and probable reserves quantified. Costs associated with economically viable projects are depreciated and amortized in accordance with the policies described above.

Stripping Costs. On March 30, 2005, the Financial Accounting Standards Board (FASB) ratified the consensus of the Emerging Issues Task Force (EITF) Issue 04-06 that stripping costs incurred during the production phase of a mine are variable costs that should be included in the costs of the inventory produced during the period that the stripping costs are incurred. The Company will utilize this accounting policy for stripping costs incurred in its mining operations where applicable.

Closure, Reclamation and Remediation Costs. Current laws and regulations require certain closure, reclamation and remediation work to be done on mineral properties as a result of exploration, development and operating activities. The Company will periodically reviews the activities performed on its mineral properties and makes estimates of closure, reclamation and remediation work that will need to be performed as required by those laws and regulations and makes estimates of amounts that are expected to be incurred when the closure, reclamation and remediation work is expected to be performed. Future closure, reclamation and environmental related expenditures are difficult to estimate in many circumstances due to the early stages of investigation, uncertainties associated with defining the nature and extent of environmental contamination, the uncertainties relating to specific reclamation and remediation methods and costs, application and changing of environmental laws, regulations and interpretation by regulatory authorities and the possible participation of other potentially responsible parties.

Estimated costs associated with closure, reclamation and environmental reclamation the Company’s properties will be reflected in its consolidated financial statements in accordance with generally accepted accounting principles, including the adoption of SFAS 143, Accounting for Asset Retirement Obligations, which the Company adopted.

Property Evaluations and Impairment of Long-Lived Assets. The Company will review and evaluate the carrying amounts of its mining properties and related buildings and equipment, and other long-lived assets when events or changes in circumstances indicate that the carrying amount may not be recoverable. Estimated future net cash flows, on an undiscounted basis, from a property or asset will be calculated using estimated recoverable minerals (considering current proven and probable reserves and mineralization expected to be classified as reserves where applicable); estimated future mineral price realization (considering historical and current prices, price trends and related factors); and operating, capital and reclamation costs. Reduction in the carrying value of property, plant and equipment, or other long-lived assets, with a corresponding charge to earnings, are recorded to the extent that the estimated future net cash flows are less than the carrying value.

Estimates of future cash flows are subject to risks and uncertainties. It is reasonably possible that changes in circumstances could occur which may affect the recoverability of the Company’s properties and long-lived assets.

Revenue Recognition. The company has had no revenues to date. It is the Company’s policy that revenues will be recognized in accordance with SEC Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition." Under SAB 104, product revenues (or service revenues) are recognized when persuasive evidence of an arrangement exists, delivery has occurred (or service has been performed), the sales price is fixed and determinable and collectibility is reasonably assured.

Stock-Based Compensation and Equity Transactions. We account for stock-based compensation pursuant to SFAS No. 123R, Share-Based Payment, an amendment of FASB Statements 123 and 95, which requires us to measure the compensation cost of stock options and other stock-based awards to employees and directors at fair value at the grant date and recognize compensation expense over the requisite service period for awards expected to vest.

Except for transactions with employees and directors that are within the scope of SFAS 123R, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Additionally, in accordance with EITF 96-18, the Company has determined that the dates used to value the transaction are either: (1) the date at which a commitment for performance by the counter party to earn the equity instruments is established; or (2) the date at which the counter party’s performance is complete.

Recent Accounting Pronouncements

In September 2006, the FASB issued FASB Statement No. 157. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is a relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practices. This Statement is effective for financial statements for fiscal years beginning after November 15, 2007. Earlier application is permitted provided that the reporting entity has not yet issued financial statements for that fiscal year. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations. This statement replaces SFAS No. 141, Business Combinations and applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses (the acquiree), including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration. This statement establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and c) determines what information to disclose to enable users of the financials statements to evaluate the nature and financial effects of the business combination. This statement will be effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, or our fiscal year beginning March 1, 2009. Earlier adoption is prohibited. We currently are unable to determine what impact the future application of this pronouncement may have on our financial statements.

The FASB has issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement standard for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, Fair Value Measurements. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In August 2001 the FASB issued SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company management has reviewed its mining property for impairment and has determined that the adoption of SFAS No. 144 has not materially affected the company's reported earnings, financial condition or cash flow.

PART II - FINANCIAL INFORMATION

ITEM 7: FINANCIAL STATEMENTS

Our fiscal year end is February 2008. We will provide audited financial statements to our stockholders on an annual basis. Our consolidated audited financial statements for the fiscal years ended February 29, 2008, the first year following incorporation on April 2, 2007 follow.

MOORE & ASSOCIATES, CHARTERED
             ACCOUNTANTS AND ADVISORS
                      PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Resource Group, Inc.
(An Exploration Stage Company)

We have audited the accompanying balance sheet of Resource Group, Inc. (A Exploration Stage Company) as of February 29, 2008, and the related statements of operations, stockholders’ equity and cash flow for the year ended February 29, 2008 and since inception on April 2, 2007 through February 29, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Resource Group, Inc. (A Exploration Stage Company) as of February 29, 2008, and the related statements of operations, stockholders’ equity and cash flow for the year ended February 29, 2008 and since inception on April 2, 2007 through February 29, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has had no business operations to date and must secure additional financing to commence the Company’s plan of operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates Chartered
Las Vegas, Nevada
April 5, 2008

2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

Resource Group, Inc
(An Exploration Stage Company)
Balance Sheet

At February
29, 2008
$

ASSETS

Current Assets
Cash	97,098

Total Current Assets	97,098
Other Assets
Mining Claims – at cost (Note 4)	25,253

Total Other Assets	25,253
Total Assets	122,351

LIABILITIES & STOCKHOLDERS EQUITY

Current
Loans Payable Related Parties (Note 5)	77,852
Total Liabilities	77,852

STOCKHOLDERS’ EQUITY

Capital Stock
Authorized:
75,000,000 common shares, par value $0.001 per share
Issued and outstanding:
3,600,000 common shares	3,600

Additional paid-in capital	59,400

Deficit Accumulated During The Development Stage	(18,501)
Total Shareholders’ Equity	44,499

Total Liabilities and Stockholders’ Equity	122,351

The accompanying notes are an integral part of these Financial Statements

Resource Group, Inc
(An Exploration Stage Company)
Statement of Operations Period From Inception,
(April 2, 2007 to February 29, 2008)

Cumulative
amounts from Date
of Incorporation
April 2, 2007 to
February 29, 2008
$
Revenue	-

Expenses
Organizational costs	5,000
Office and Administration	2,649
Legal and Consulting Fees	10,000
17,649

Net Loss from Operations	(17,649)

Other Income
Interest Income	-
Other Expense	852
Interest	-

Net Loss For The Period	(18,501)

Basic And Diluted Loss Per Common Share	(0.001)
Weighted Average Number of Common Shares Outstanding	3,600,000

The accompanying notes are an integral part of these Financial Statements

Resource Group, Inc
(An Exploration Stage Company)
Statement of Cash Flows
Period From Inception,
(April 2, 2007 to February 29, 2008

Cumulative amounts
from Date of
Incorporation April 2,
2007 to
February 29, 2008
Operating Activities	$

Net Income (Loss)	(18,501)
Less: Net Income (Loss) from Discontinued Operations
Net Income (Loss) from Continued Operations	(18.501)
Adjustments To Reconcile Net Loss To Net Cash
Provided by Operations	-
Stock Issued for services	-
Gain on settlement of debt	-
Change in Assets and Liabilities
(Increase) decrease in accounts receivable	-
(Increase) decrease in deposits	-
(Increase) decrease in accounts payable	-
(Increase) decrease in accrued expenses	-
Net Cash Provided (Used) by Continuing Operating Activities	(18,501)
Investing Activities
Cash paid for Mining Property	(25,253)
Net Cash Provided (Used) by Investing Activities	(25,253)
Financing Activities
Cash paid for notes payable - related parties	77,852
Cash Received from issuance of stock	63,000
Net Cash Provided (Used) by Financing Activities	140,852
Increase (Decrease) in Cash from Continuing Operations	97,098
Cash and Cash Equivalents at Beginning of Period	-
Cash and Cash Equivalents at End of Period	97,098
Supplemental Information
Cash Paid For:
Interest	-
Income Taxes	-

The accompanying notes are an integral part of these Financial Statements

Resource Group, Inc.
(An Exploration Stage Company)
Statement of Stockholders’ Equity
February 29, 2008

				Deficit
		Capital Stock		Accumulated
			Additional	During the
			Paid-In	Exploration
	Shares	Amount	Capital	Stage	Total
		$	$	$	$

Balance Forward	0				0
December 2007
Shares issued for cash at	3,000,000	3,000	-		3,000
$0.001
February 2008
Shares issued for cash at	600,000	600	59,600		60,000
$0.001
	3,600,000	3,600	59,600		63,000
Deficit for Period				(18,501)	(18,501)
Balance,
February 29, 2008	3,600,000	3,600	59,600	(18,501)	44,499

The accompanying notes are an integral part of these Financial Statements

Resource Group, Inc.
(An Exploration Stage Company)
Notes To Financial Statements
February 29, 2007

1.        NATURE AND CONTINUANCE OF OPERATIONS

a)        Organization

The Company was incorporated in the State of Delaware, United States of America on April 2, 2007. The Company’s year-end is February 2008.

b)        Development Stage Activities

The Company is in the development stage and has not yet realized any revenues from its planned operations. The Company’s business plan is to acquire mining properties in Canada while remaining open to the acquisition of other base and precious metal property opportunities worldwide. During this period the Company has acquired a Molybdenum – Gold property located at Strohn Creek, British Columbia, Canada, further described as the Meziadin Lake Project

Based upon the Company's business plan, it is a development stage enterprise. Accordingly, the Company presents its financial statements in conformity with generally accepted accounting principles (GAAP) in the United States of America that apply in establishing operating enterprises. As a development stage enterprise, the Company discloses the deficit accumulated during the development stage and the cumulative statements of operations and cash flows from inception to the current balance sheet date.

2.        SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles in the United States of America and have been consistently applied in the preparation of the financial statements. The financial statements are stated in United States of America dollars.

a)        Organizational and Start-up Costs

Costs of start-up activities, including organizational costs, are expensed as incurred in accordance with SOP 98-5.

b)        Income Taxes

The Company has adopted the Statement of Financial Accounting Standards No. 109 – “Accounting for Income Taxes” (SFAS 109). SFAS 109 requires the use of the asset and liability method of accounting of income taxes. Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

c)        Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 – “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At February 29, 2007 the Company had no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

d)        Estimated Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments, consisting of accounts payable and accrued liabilities approximate their fair value due to the short-term maturity of such instruments. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial statements.

e)        Revenue Recognition

The company has had no revenues to date. It is the Company’s policy that revenues will be recognized in accordance with SEC Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition." Under SAB 104, product revenues (or service revenues) are recognized when persuasive evidence of an arrangement exists, delivery has occurred (or service has been performed), the sales price is fixed and determinable and collectibility is reasonably assured.

f)        Currency

The functional currency of the Company is the United States Dollar.

g)        Use of Estimates

The preparation of the Company’s financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

h)        Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

i)        Earnings (Loss) Per Share

Earnings (loss) per share of common stock is computed by dividing the net earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share is not shown for periods in which the Company incurs a loss because it would be anti-dilutive.

j)        Recent Accounting Pronouncements

In April 2003, the FASB issued SFAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", which amends and clarifies the accounting guidance on certain derivative instruments and hedging activities. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 and hedging relationships designated after June 30, 2003. The adoption of this statement did not impact the Company's financial position, results of operations, or cash flows. In May 2003, the FASB issued SFAS No.150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 establishes standards for how an issuer of equity (including the equity shares of any entity whose financial statements are included in the consolidated financial statements) classifies and measures on its balance sheet certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and for existing financial instruments after July 1, 2003. The adoption of this statement did not impact the Company's financial position, results of operations, or cash flows.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities," and a revised interpretation of FIN 46 ("FIN 46-R") in December 2003. FIN 46 requires certain variable interest entities ("VIEs") to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46 are effective immediately for all arrangements entered into after January 31, 2003. Since January 31, 2003, the Company has not invested in any entities it believes are variable interest entities for which the Company is the primary beneficiary. For all arrangements entered into after January 31, 2003, the Company was required to continue to apply FIN 46 through April 30, 2004. The Company was required to adopt the provisions of FIN 46-R for those arrangements on May 1, 2004. For arrangements entered into prior to February 1, 2003, the Company was required to adopt the provisions of FIN 46-R on May 1, 2004. The adoption of this statement did not impact the Company's financial position, results of operations, or cash flows.

k)        FSAS No. 144 - Accounting for the Impairment or Disposal of Long-Lived Assets (Issued 8/01)

Statement of Financial Accounting Standards (SFAS) No. 144 requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company management has reviewed its mining property for impairment and has determined that the adoption of SFAS No. 144 has not materially affected the company's reported earnings, financial condition or cash flow.

l)        Other

The Company consists of one reportable business segment. The Company paid no dividends during the periods presented.

3.        BASIS OF PRESENTATION – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has no business operations to date and must secure additional financing to commence the Company’s plan of operations. The Company intends to acquire additional operating capital through equity offerings to the public to fund its business plan. There is no assurance that the equity offerings will be successful in raising sufficient funds to commence operations or to assure the eventual profitability of the Company.

4.        MINING PROPERTY

The Company owns a Molybdenum-Gold mining property located at Strohn Creek, further described as the Meziadin Lake Project, which is located approximately 35 kilometres east of Stewart, British Columbia. One hundred percent (100%) of the property has been acquired by the Company from the previous owner. The property is comprised of 2 claims, tenure number 551606 and 551608 covering approximately 613.5 hectares (1,516 Acres). The claim extends from just west of the confluence of Surprise Creek and Strohn Creek for approximately 2 kilometres east-west and 3 kilometres north-south. A geologist was engaged by the Company to prepare a Geological Report. This report was completed January 4, 2008 in accordance with the requirements of National Instrument 43-101

Standards for Disclosure for Mineral Projects.

5        PROMISSORY NOTES PAYABLE - RELATED PARTIES

The Company has sold to two officers/director of the Company, secured one year, 10% Promissory Notes (the “Notes), amounting to in aggregate $80,000.00, due November 12, 2008 pursuant to a Purchase Agreement and Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder,. Subsequent to the making of the Notes, on December 1, 2007, the note holders agreed to convert, in aggregate $3,000 of the face value of the Notes into common stock of the Company leaving $77,000 Notes Payable plus $852 accrued interest payable for the period from date of advance, January 18, 2008 to February 29, 2008.

6.        INCOME TAXES

The Company is subject to US federal income taxes. The Company has had no income, and therefore has paid no income tax.

Deferred income taxes arise from temporary timing differences in the recognition of income and expenses for financial reporting and tax purposes. The Company’s has no deferred tax assets at this time.

Income taxes at the statutory rate will be re reconciled to the Company’s actual income taxes as follows:

Income tax benefit at statutory rate resulting from net operating	(15%)
loss carry forward
Deferred income tax valuation allowance	15%
Actual tax rate	0%

7.        SUBSEQUENT EVENTS

On April 25, 2008, the Company filed an S-1 Registration Statement with the Securities and Exchange Commission to register for trading 600,000 shares of common stock sold during February 2008. The common stock was sold in a private transaction pursuant to an exemption provided under Section 4(2) of the Securities Act of 1932, as amended.

ITEM 8. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS

We evaluated the effectiveness of our disclosure controls and procedures as of the date of this report. This evaluation was conducted by our President and Chief Executive Officer, James P Geiskopf .

Disclosure controls are controls and other procedures that are designed to ensure that information that we are required to disclose in the reports we file pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported.

LIMITATIONS ON EFFECTIVE CONTROLS

Our management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but no absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control. A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

CONCLUSIONS

Based upon their evaluation of our controls, the Chief Executive Officer has concluded that, subject to the limitations noted above, the disclosure controls are effective in providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared. There were no changes in our internal controls that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

EVALUATION OF AND REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company. Internal control over financial reporting is to provide reasonable assurance regarding the reliability of our financial reporting purposes accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transaction; providing reasonable assurance that transactions are recorded as necessary for preparations of our financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisitions, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation management concluded that the Company's internal control over financial reporting was effective as of February 29, 2008. There where no changes in our internal control over financial reporting during the period ended February 29, 2008 that have materially affected, or are reasonable likely to materially affect, or are reasonably likely to material affect, our internal control over financial reporting.

PART III

MANAGEMENT

ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The following table sets forth the names and ages of our current directors and executive officers. Also the principal offices and positions with us held by each person and the date such person became our director, executive officer. Our Board of Directors appoints our executive officers. Our directors serve until the earlier occurrence of the election of his or her successor at the next meeting of stockholders, death, resignation or removal by the Board of Directors. There are no family relationships among our directors, executive officers, and director nominees.

Name	Since	Age	Position

James P. Geiskopf	April 2, 2007	48	CEO, President, Director CFO, Secretary,

Ken Greenlaw	April 2, 2007	43	Treasurer, Director

James P. Geiskopf has 32 years of experience in the car rental industry. From 1975 to 1986 he was the Chief Financial Officer of Budget Rent a Car of Fairfield California. From 1986 to 2007 he has been the President and Chief executive Officer of Budget Rent a Car of Fairfield California. Mr. Geiskopf served on the board of directors of Suisun Valley Bank from 1986 to 1993. He also served on the board of Napa Valley Bancorp (NASDAQ) from 1991 to 1993.

Ken Greenlaw has 16 years of experience with Microsoft Corporation. From 1991 to 1997 he worked as a Test Lead in the IMG Community Technology Group. Projects in clued the Chat Service analysis and Web Scale Buddy List. This lead to the joining the MSN team I its early stages of development. From 1997 to 1998 he worked in the role of a vertical Technical Evangelist in ADCU. From 1998 to 2002 he worked in the GeoUnit as the Map Test Lead responsible for up to 13 staff and all of the map data used in Map Pint, Streets & Trips, Expedia World Atlas, ExpediaMaps.com, as well as the European version for everything. From 2002 to 2003 he joined a division as the 8th employee and co-built a test team for the Release of NAS (Network Attached Storage), which later came to be known as Windows Storage Server. From 2003 to 2005 he joined the Microsoft Speech Server group part way through the 1.0 release of the product. From 2005 to present he took on the role of Engineering Manager, tasked with creating the Magik Product Team, and is currently working as Program Manager on the Commerce Sever Oversight Team with 66 vendors reporting.

All directors are elected annually by our shareholders and hold office until the next annual meeting. Each officer holds office at the pleasure of the board of directors.

CODE OF ETHICS

The Company has not formally adopted a written code of ethics that applies to the Company's principal executive officer, principal financial officer or controller, or persons performing similar functions. Based on our small size, early development stage and limited financial and human resources, we did not believe that normally adopting a written code of ethics would benefit the shareholders.

DIRECTOR INDEPENDENCE

At this time the Company does not have a policy that it’s directors or a majority be independent of management as the Company has at this time only two directors. It is the intention of the Company to implement a policy that a majority of the Board member be independent of the Company’s management as the member’s of the board of director’s increases. A Director is considered independent if the Board affirmatively determines that the Director (or an immediate family member) does not have any direct or indirect material relationship with the Company or its affiliates or any member of senior management of the Company or his or her affiliates. The term “affiliate” means any corporation or other entity that controls, is controlled by, or under common control with the Company, evidenced by the power to elect a majority of the Board of Directors or comparable governing body of such entity. The term “immediate family member” means spouse, parents, children, siblings, mothers- and fathers-in-law, sons- and daughters-in law, brothers- and sisters-in-laws and anyone (other than domestic employees) sharing the Director’s home.

COMMITTEES

We do not have audit, nominating, or compensation committees or committees performing similar functions nor a written nominating, compensation of audit committee charter. Our Board of Directors as a whole decides such matters, including those that would be performed by a standing nominating committee. Our Board of Directors has not adopted any processes or procedures for considering executive and director compensation. We have not yet adopted an audit, compensation, or nominating committees because we have not sufficiently developed our operations and have generated no revenues since we changed our business model to exploration activities.

Additionally, we do not currently have any specific or minimum criteria for the election of nominees to our Board of Directors nor do we have any process or procedure for evaluating such nominees.

SHAREHOLDER COMMUNICATIONS

Our Board of Directors does not have any defined policy or procedure requirements for our stockholders to send communications to our Board of Directors, including submission of recommendations for nominating directors. We have not yet adopted a process for our security holders to communicate with our Board of Directors because we have not sufficiently developed our operations and corporate governance structure.

BOARD OF DIRECTOR MEETINGS

During fiscal year 2007, we had one Board of Directors meetings that were held on April 2, 2007 (the Organizational meeting). We have two directors at that time, both of which attended this meeting. A number of Consent Meetings have been held regarding specific actions to be taken, wherein the Directors have met by teleconference.

ANNUAL SHAREHOLDER MEETINGS

We have not yet held a annual shareholders meeting. This will be scheduled in the six months following our February 29, 2008 year-end

LEGAL MATTERS

None of our officers, directors, or persons nominated for such position, has been involved in legal proceedings that would be material to an evaluation of their ability or integrity, including:

  involvement in any bankruptcy;
  involvement in any conviction in a criminal proceeding;
  being subject to a pending criminal proceeding;
  being subject to any order or judgment, decree permanently or temporarily enjoining barring, suspending or otherwise limiting their involvement in any type of business, securities or banking activities; and
  being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act, as amended, requires that our directors, executive officers and persons who own more than 10% of a class of our equity securities which are registered under the Exchange Act to file with the Commission initial reports of ownership and reports of changes of ownership of such registered securities.

To our knowledge, based solely on a review of copies of such reports, no person required to file such a report failed to file a required report with respect to the fiscal year covered by this report.

ITEM 10: EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the 11 months ended December 31, 2007.

Summary Compensation Table

Name & Principle Position	Year ($)	Salary ($)	Other Annual Compensation Bonus ($)	Restricted Stock ($)	Options Awards ($)	LTIP SARs ($)	Payouts ($)	All Other Compensation ($)

James P. Geiskopf, President/Director	2007	0	0	0	0	0	0	0
Ken Greenlaw, Secretary/Treasurer /Director	2007	0	0	0	0	0	0	0

There are no current employment agreements between the Company and its executive officers.

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL SHAREHOLDERS

The following table presents certain information regarding the beneficial ownership of all shares of common stock at the date of this prospectus, for each executive officer and director of our Company and for each person known to us who owns beneficially more than five percent (5%) of the outstanding shares of our common stock. The percentage ownership shown in such table is based upon the 3,000,000 common shares issued and outstanding.

Name and Address Beneficial Owner (1)	No. Of Shares Before Offering	No. Of Shares After Offering	Percentage of Before Offering	Ownership After Offering
James P. Geiskopf 3250 Oakland Hills Court Fairfield, California 92534	1,500,000	1,500,000	50%	41.66%
Ken Greenlaw 26127 N.E 25th Street Redmond, Washington 98053	1,500,000	1,500,000	50%	41.66%
All Officers and Directors as a Group	3,000,000	3,000,000	100%	83.4%

(1) Each of the persons named above may be deemed to be a "parent" and “promoter" of the Company, within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of his direct holdings in the Company.

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Our management is involved in other business activities and may, in the future become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between our business and their other business interests. In the event that a conflict of interest arises at a meeting of our directors, a director who has such a conflict will disclose his interest in a proposed transaction and will abstain from voting for or against the approval of such transaction.

ITEM 13: EXHIBITS AND REPORTS

The following exhibits are included herein, except for the exhibits marked with a footnote, which are incorporated herein by reference and can be found in the appropriate document referenced.

3.1	Articles and By-Laws as filed with the Delaware Secretary of State April 02, 2007*

99.2	Geologist Report*

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Principal Executive Officer**

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Principal Financial Officer**

32.1	Section 1350 Certification by the Principal Executive Officer**

32.2	Section 1350 Certification by the Principal Financial Officer**

* Incorporated by reference to the Registrant's Registration Statement on Form S-1, filed on April 25, 2008.
** Filed herewith

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Moore & Associates Chartered, independent public accountants, are our principal accountants. They billed the following fees for the services indicated in the following fiscal years:

Fiscal year-ended February 29, 2008

Audit fees	$3,500
Audit-related fees	$ 0
Tax fees	$ 0
All other fees	$ 0

Audit fees consist of fees related to professional services rendered in connection with the audit of our annual financial statements. All other fees relate to professional services rendered in connection with the review of the quarterly financial statements.

Insomuch as we do not have an audit committee, our board of directors performs the functions of an audit committee. Section 10A(i) of the Securities Exchange Act of 1934 prohibits our auditors from performing audit services for us as well as any services not considered to be "audit services" unless such services are pre-approved by the board of directors (in lieu of the audit committee) or unless the services meet certain de minimis standards.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934,the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RESOURCE GROUP, INC.

By: /s/ James P. Geiskopf
James P. Geiskopf
President, Chief Executive and Director

By: /s/ Ken Greenlaw
Secretary, Treasurer, Chief Financial
Officer, Principal Accounting Officer and Director

In accordance with the requirements of the Securities Act, this Prospectus has been signed by the following persons in the capacities and on the dates stated.

SIGNATURE	TITLE	DATE

Chief Executive Officer,
/s/ James P. Geiskopf	Director	May 8, 2008
James P. Geiskopf	(Principal Executive Officer)

/s/ Ken Greenlaw	Chief Financial Officer	May 8, 2008
James Greenlaw	(Principal Financial and
Accounting Officer)