Form 10KSB/A
period 2008-02-29
Resource Group Inc.
filed 2008-07-11
CIK 1432994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
Amendment No. 1

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

Check  whether the issuer (1) filed all reports  required to be filed by Section 13 or 15(d) of the Securities  Exchange Act of 1934 ("Exchange  Act") during the past 12 months (or for such shorter  period that the  registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [   ] No [X ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act.
Yes [ X ]    No [ ]

State issuer's revenues for its most recent fiscal year: Nil

Transitional Small Business Disclosure Format (check one): Yes [   ]   No [X]

Common Shares outstanding as of February 29, 2008: 3,600,000

This Amendment No. 1 to Form 10-KSB for the period ended February 29, 2008, has been filed by Resource Group Inc (the “Registrant”) for the sole purpose of changing the check marks on the cover page of the Form 10-KSB so as to indicate that the Registrant, as of the time of filing the Form 10-KSB:

  is a “shell company” (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) and;

  to correct the disclosure ”whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 ("Exchange Act") during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days”. Yes [   ] No [X]

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 10th day of July, 2008.

RESOURCE GROUP, INC.

By: /s/ James P. Geiskopf
James P. Geiskopf
President, Chief Executive and Director

By: /s/ Ken Greenlaw
Secretary, Treasurer, Chief Financial
Officer, Principal Accounting Officer and Director