Form 10QSB
period 2008-05-31
Resource Group Inc.
filed 2008-08-19
CIK 1432994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2008

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

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

Resource Group Inc.
(A Exploration Stage Company)
Financial Statements
with
Report of Independent Registered Public Accounting Firm
May 31, 2008

Resource Group, Inc
(An Exploration Stage Company)
Balance Sheet

	May	February
	31, 2008	29, 2008
	(Unaudited)	(See Note 1)
	$	$
ASSETS

Current Assets
Cash	18,478	97,098

Total Current Assets	18,478	97,098
Other Assets
Mining Claims – at cost (Note 4)	25,253	25,253

Total Other Assets	25,253	25,253

Total Assets	43,731	122,351

LIABILITIES & STOCKHOLDERS EQUITY
Current
Accounts Payable	1,186	-
Loans Payable Related Parties (Note 5)	29,356	77,852
Total Liabilities	30,543	77,852

STOCKHOLDERS’ EQUITY

Capital Stock
Authorized:
50,000,000 common shares, par value $0.001 per share
Issued and outstanding:
3,600,000 common shares	3,600	3,600

Additional paid-in capital	59,400	59,400

Deficit Accumulated During the Exploration Stage	(49,812)	(18,501)
Total Shareholders’ Equity	13,188	44,499

Total Liabilities and Stockholders’ Equity	43,731	122,351

The accompanying notes are an integral part of these Financial Statements

Resource Group, Inc
(An Exploration Stage Company)
Interim Statement of Operations

			Cumulative amounts
	Three Month	Three Month	from Date of
	Period ending	Period ending	Incorporation April 2,
	May 31, 2008	May 31, 2007	2007 to May 31, 2008
		(No Activity)
	$	$	$
Revenue	-		-

Expenses
Organizational costs	-		5,000
Office and Administration	923		3572
Legal and Consulting Fees	24,000		34,000
Audit Fees	3,500		3,500
Filing Fees	1,883		1,883
	30,306		47,955

Net Loss from Operations	30,306		47,955

Other Income
Interest Income	1,005		1,857
Other Expense
Interest	-		-
Provision for Income Tax	-		-

Net Loss For The Period	(31,311)		(49,812)

Basic And Diluted Loss Per Common Share			(0.001)
	(0.001)
Weighted Average Number of Common Shares Outstanding	3,600,000		3,600,000

The accompanying notes are an integral part of these Financial Statements

Resource Group, Inc
(An Exploration Stage Company)
Interim Statement of Cash Flows

	Three Month	Three Month	Cumulative amounts from
	Period ending	Period ending	Date of Incorporation
	May 31, 2008	May 31, 2007	April 2, 2007 to
		(No Activity)	May 31, 2008
Operating Activities	$	$	$

Net Income (Loss)	(31,311)		(49,812)
Less: Net Income (Loss) from Discontinued Operations
Net Income (Loss) from Continued Operations	(31,311)		(49,812)
Adjustments To Reconcile Net Loss To Net Cash
Provided by Operations			-
Stock Issued for services			-
Gain on settlement of debt			-
Change in Assets and Liabilities
(Increase) decrease in accounts receivable			-
(Increase) decrease in deposits			-
Increase (decrease) in accounts payable	1,186		1,186
Increase (decrease) in accrued expenses			-
Net Cash Provided (Used) by Continuing Operating Activities	(30,125)		(48,626)
Investing Activities
Cash paid for Mining Property			(25,253)
Net Cash Provided (Used) by Investing Activities			(25,253)
Financing Activities
Cash provided (Used) for notes payable - related parties	(48,495)		29,356
Cash Received from issuance of stock			63,000
Net Cash Provided (Used) by Financing Activities	(48,495)		92,356
Increase (Decrease) in Cash from Continuing Operations	(78,620)		73,879
Cash and Cash Equivalents at Beginning of Period	97,098		-
Cash and Cash Equivalents at End of Period	18,478		18,478
Supplemental Information
Cash Paid For:
Interest	1,005		1,857
Income Taxes	-		-

The accompanying notes are an integral part of these Financial Statements

Resource Group, Inc.
(An Exploration Stage Company)
Statement of Stockholders’ Equity
May 31, 2008

				Deficit
	Capital Stock			Accumulated
			Additional	During the
			Paid-In	Exploration
	Shares	Amount	Capital	Stage	Total
		$	$	$	$

Balance Forward	0				0
December 2007
Shares issued for cash at $0.001	3,000,000	3,000	-		3,000
February 2008
Shares issued for cash at $0.10	600,000	600	59,600		60,000
	3,600,000	3,600	59,600		63,000
Deficit for Period				(18,501)	(18,501)
Balance,
February 29, 2008	3,600,000	3,600	59,600	(18,501)	44,499
Deficit for Period				(31,311)	(31,311)
Balance
May 31, 2008	3,600,000	3,600	59,600	49,812	13,311

The accompanying notes are an integral part of these Financial Statements

Resource Group, Inc.
(An Exploration Stage Company)
Notes To Financial Statements
May 31, 2008

NOTE 1 BASIS OF PRESENTATION

While the information presented in the accompanying interim financial statements is unaudited, it includes all adjustments, which are, in the opinion of Resource Group Inc’s (the “Company”) management, necessary to present fairly the financial position, results of operations and cash flows in the interim periods presented. Except as disclosed below, these interim financial statements follow the same accounting policies and methods of their application as the Company’s audited February 29, 2008 annual financial statements. It is suggested that these interim financial statements be read in conjunction with the Company’s February 29, 2008 audited financial statements.

The information as of February 29, 2008 is taken from the audited financial statements of this date.

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. At May 31, 2008, the Company had $18,496.55 in U.S. funds in deposit in a business bank account, which are not insured by agencies of the U.S. Government.

NOTE 3 BASIS OF PRESENTATION – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles (“GAAP”) in the United States of America, which contemplates the Company’s continuation as a going concern. However, the Company has minimal business operations to date and losses of approximately $49,812. These matters raise substantial doubt about its ability to continue as a going concern. In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon its ability to meet its financing requirements, raise additional capital, and the success of its future operations. The Company acquired operating capital through equity offerings to the public and through the sale of notes to related parties, to fund its business plan. There is no assurance that the funds received will be sufficient to assure the Company’s eventual profitability. Management believes that actions planned and presently being taken to revise it’s operating and financial requirements provide the opportunity for it to continue as a going concern. The financial statements do not include any adjustments that might result from these uncertainties.

NOTE 4 INCOME TAXES

The Company is subject to U.S. federal income taxes. It had losses to date, and therefore, has paid no income tax.

Deferred income taxes arise from temporary timing differences in the recognition of income and expenses for financial reporting and tax purposes. The Company’s deferred tax assets consist entirely of the benefit from net operating loss (“NOL”) carry-forwards. Its deferred tax assets are offset by a valuation allowance due to the uncertainty of the realization of the NOL carry-forwards. NOL carry-forwards may be further limited by a change in Company ownership and other provisions of the tax laws.

NOTE 4 INCOME TAXES (continued)

The deferred tax assets, valuation allowance and change in valuation allowance are as follows:

					Changes in and
	Estimated NOL		NOL	Benefit from	Valuation	Net Tax
Period Ending	Carry-forward	Estimated	Expires	NOL	Allowance	Benefit
		Tax
February 29, 2008	$18,501		2028	$2,775	($2,775)	—

May 31, 2008	$31,311		2028	$4,997	($4,997)	—

Income taxes at the statutory rate are reconciled to the Company’s actual income taxes as follows:

Income tax benefit at statutory rate resulting from NOL carry-forwards	(15%)
Deferred income tax valuation allowance	15%
Actual tax rate	0%

NOTE 5 SUBSEQUENT EVENTS

On July 23, 2008 the Company received confirmation from FINRA that the Company’s 15C211 had been cleared for an unpriced quotation on the OTC Bulletin Board and the Pink Sheets. The trading Symbol is RSOG.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Resource Group, Inc (referred to herein as “we”, “us”, “our” and similar terms) was incorporated on April 2, 2007, in the State of Delaware. Our principal executive offices are located at 600 Parker Road, Fairfield, California 94533. Our telephone number is 707 422 0443. We are an exploration stage Company with no revenues and has a limited operating history. Our fiscal year end is February.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Year ended February 29, 2008

We spent most of 2007 in the organization of the Company and Company set-up. No activities or operation occurred until December of 2007

In January 2008 we acquired a Molybdenum-Gold mining property located at Strohn Creek, further described as the Meziadin Lake Project, which is located approximately 35 kilometres east of Stewart, British Columbia. We have acquired one hundred percent (100%) of the property from the previous owner for a cash payment of US$25,252, (CAN $25,000). The purchase price included the cost of the geological report.

In February 2008 we completed an offering of 600,000 common shares of the Company’s stock at $0.10 per shares pursuant to an exemption provided under Section 4(2) of the Securities Act of 1933.

During January and February 2008, the Company proceeded drafting of a S-1 Registration Statement.

First Quarter March 1, 2008 to May 31, 2008

No mining exploration activities were planned nor conducted during this fiscal period. Our exploration plan calls for commencement of the first phase of the exploration plan in June 2008, although due to our geologist not being available, we have schedule Phase I to commence in late August.

As of the date of this 10QSB filing, we have not had any revenues, have not begun operations and we have one mining property asset and cash. Our Company has no employees at the present time with the general administration being performed at no cost by our President and Director James P. Geiskopf and our Treasurer Ken Greenlaw. We do not expect to commence earning revenues for the foreseeable future.

The Company owns a Molybdenum-Gold mining property The property is comprised of 2 claims, British Columbia Mines and Resources tenure numbers 551606 and 551608 covering approximately 613.5 hectares (1,516 Acres). The claim extends from just west of the confluence of Surprise Creek and Strohn Creek for approximately 2 kilometres east-west and 3 kilometres north-south. A geologist was engaged by the Company to prepare a Geological Report. This report was completed January 4, 2008 in general accordance with the requirements of National Instrument 43-101 Standards for Disclosure for Mineral Projects.

During this quarter we concentrated our activities on corporate structuring which included primarily, the preparing of an S-1 registration Statement and preparation for filing a 15C211 with FINRA to obtain a trading symbol on the OTC- Bulletin Board and Pink Sheets.

We believe our existing cash balances are sufficient to carry our normal operations for the next three (3) months. Our short and long-term survival is dependent on funding from sales of securities as necessary or from shareholder loans, and thus, to the extent that we require additional funds to support our operations or the expansion of our business, we may attempt to sell additional equity shares or issue debt. Any sale of additional equity securities will result in dilution to our stockholders. There can be no assurance that additional financing, if required, will be available to us or on acceptable terms.

During the past quarter, the Board of Director has reviewed various opportunities that would bring additional value to the Company and in this regard has concentrated its efforts toward the acquisition of additional resource properties in both base and precious mineral and the oil and gas sector. Due to the significant increase in both base and precious mineral values, the Board believes that there should be additional efforts placed on locating a property or lease and a qualified expert or experts to assist in the evaluation.

Analysis of Financial Condition and Results of Operations

The Company had no activities during the comparable period ended May 31, 2007

We recognized no revenue in during the three months ending May 31, 2008.

For the three months ended May 31, 2008, our operating expenses were $30,306 compared to nil during the three months ended May 31, 2007. The increase of $30,306 was due to an increase in our operational activities over the prior period. Operating expenses during the three months ended May 31, 2008 consisted of legal and consulting fees $24,000 for writing the S-I Registration Statement, audit fees in the amount of $3,500, filing fees of 1,883 and office and administration fees of $922..

During the three months ended May 31, 2008, we recognized a net loss from operations of $30,306 compared to a net loss of nil for the three months ended May 31, 2007. The increased loss of $30,306 was due to administrative activities, corporate structuring, preparing the S-1 registration Statement and preparation for filing a 15C211 with FINRA to obtain a trading symbol for the Company.

At May 31, 2008, we had working capital of $18,478 compared to working capital of $97,098 at February 29, 2008. At May 31, 2008 our total assets consisted of cash $18,478, and capital assets of $25,253. This compares with total assets at February 29, 2008 consisting of cash of $97,098, and capital assets of $25,253.

At May 31, 2008, our total current liabilities amounting to $29,356, consisting of accounts payable of $1,186 and related party loans of $29,356, compared to total liabilities at February 29, 2008 amounting to $77,852, all due to related parties.

Cash on hand is currently our only source of liquidity. We do not have any lending arrangements in place with banking or financial institutions and we do not anticipate that we will be able to secure these funding arrangements in the near future.

Our short and long-term survival is dependent on additional related party loans, which at this time no arrangements are in place, and/or funding from sales of securities, as necessary.

Off-Balance Sheet Arrangements

We currently do not have any off-balance sheet arrangements.

ITEM 3 CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Security and Exchange Commission's rules and forms.

There has been no change in our internal control over financial reporting during the current quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 27, 2008 our Registration Statement on Form S-1, commission file number 333-150463, became effective and qualified under Rule 144, 600,000 shares of the Company’s common sold in accordance with the requirements of Section 4(2) offering under the Securities Act of 1933, as amended and Rule 506 promulgated thereunder. The offering was fully subscribed by February 25, 2008 raising a total of $60,000. There were no underwriters for this offering.

The following table notes the use of proceeds for actual expenses incurred for our account from February 25, 2008 to May 31, 2008

	Amount of direct or indirect payments to
	directors, officers, general partners, 10%	Amount of direct or indirect
Expenses	shareholders or affiliates of the Issuer	payments to others

Legal and Consulting	$ 0	$ 24,000
Accounting	0	3,500
Office and filing fees	0	2,806
Debt repayment	0	29,993

	$ 0	$ 60,000

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Pursuant to Rule 601 of Regulation S-B, the following exhibits are included herein or incorporated by reference.

Exhibit
Number	Description

3.1	Articles of Incorporation*

3.3	By-laws*

31.1	CERTIFICATION OF CEO PURSUANT TO 18 U.S.C. ss. 1350, SECTION 302

31.2	CERTIFICATION OF CFO PURSUANT TO 18 U.S.C. ss. 1350, SECTION 302

32.1	CERTIFICATION PURSUANT TO 18 U.S.C. ss. 1350, SECTION 906

32.2	CERTIFICATION PURSUANT TO 18 U.S.C. ss. 1350, SECTION 906

* Incorporated by reference to our Form S-1 Registration Statement, file number 333-450463, filed on May 27, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 19th day of August 2008.

Resource Group, Inc

Date: August 19, 2008

By: /s/ James P Geiskopf

Name: James P Geiskopf

Title: President/Chief Executive Officer and Director

Date: August 19, 2008

By: /s/ Ken Greenlaw

Name: Ken Greenlaw

Title: Secretary, Treasurer, Chief Financial Officer, Principal Financial Officer and Director