Form 10QSB
period 2008-08-31
Resource Group Inc.
filed 2008-10-15
CIK 1432994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2008

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
Yes [   ]   No [X]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-QSB or any amendment to this Form 10-QSB. [X]

Indicate by check mark whether the registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act.
Yes [   ]    No [X]

State issuer's revenues for its most recent fiscal year: Nil

Transitional Small Business Disclosure Format (check one): Yes [   ]    No [X]

Common Shares outstanding as of August 31, 2008: 3,600,000

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

Resource Group Inc.
(A Exploration Stage Company)
Financial Statements

August 31, 2008

Resource Group, Inc
(An Exploration Stage Company)
Balance Sheets

	August	February
	31, 2008	29, 2008
	(Unaudited)	(audited)
		(See Note 1)
	$	$
ASSETS

Current Assets
Cash	7,419	97,098

Total Current Assets	7,419	97,098
Other Assets
Mining Claims – at cost (Note 4)	25,253	25,253

Total Other Assets	25,253	25,253

Total Assets	32,672	122,351

LIABILITIES & STOCKHOLDERS EQUITY
Current
Accounts Payable	245	-
Loans Payable Related Parties	29,812	77,852
Total Liabilities	30,057	77,852

STOCKHOLDERS’ EQUITY

Capital Stock
Authorized:
50,000,000 common shares, par value $0.001 per share
Issued and outstanding:
3,600,000 common shares	3,600	3,600

Additional paid-in capital	59,400	59,400

Deficit Accumulated During the Exploration Stage	(60,385)	(18,501)
Total Shareholders’ Equity	2,615	44,499

Total Liabilities and Stockholders’ Equity	32,672	122,351

The accompanying notes are an integral part of these Financial Statements

Resource Group, Inc
(An Exploration Stage Company)
Interim Statements of Operations

	Three	Three	Six Month	Period from	Cumulative
	Month	Month	Period	inception through	amounts from Date
	Period	Period	ending	August 31, 2007	of Incorporation
	ending	ending	August 31,	(No Activity)	April 2, 2007 to
	August 31,	August 31,	2008		August 31, 2008
	2008	2007
		(No
		Activity)
	$		$	$	$
Revenue	-	-	-	-	-

Expenses
Organizational costs	-	-	-	-	5,000
Office and Administration	350	-	1,273		3,922
Legal and Consulting Fees	7,834	-	31,834	-	41,834
Audit Fees	1,500	-	5,000	-	5,000
Filing Fees	434	-	2,317	-	2,317
	10,118	-	40,424	-	58,073

Net Loss from Operations	10,118	-	40,424	-	58,073

Other Income
Interest Income	-	-	-	-	-
Other Expense
Interest	455	-	1,460	-	2,312
Provision for Income Tax	-	-	-	-	-

Net Loss For The Period	10,573	-	(41,884)		(60,385)

Basic And Diluted Loss Per Common Share	(0.003)	-	(0.012)	-	(0.002)

Weighted Average Number of Common Shares Outstanding	3,600,000	-	3,600,000	-	3,600,000

The accompanying notes are an integral part of these Financial Statements

Resource Group, Inc
(An Exploration Stage Company)
Interim Statements of Cash Flows

	Six Period	Period from	Cumulative amounts
	ending	inception	from Date of
	August 31, 2008	through	Incorporation April 2,
		August 31, 2007	2007 to
		(No Activity)	August 31, 2008
Operating Activities	$	$	$
Net Income (Loss)	(41,884)	-	(60,385)
Less: Net Income (Loss) from Discontinued Operations	-	-	-
Net Income (Loss) from Continued Operations	(41,884)		(60,385)
Adjustments To Reconcile Net Loss To Net Cash
Provided by Operations	-	-	-
Stock Issued for services	-	-	-
Gain on settlement of debt	-	-	-
Change in Assets and Liabilities
(Increase) decrease in accounts receivable	-	-	-
(Increase) decrease in deposits	-	-	-
Increase (decrease) in accounts payable	245		245
Increase (decrease) in accrued expenses	-	-	-
Net Cash Provided (Used) by Continuing Operating Activities	(41,639)		(60,140)
Investing Activities
Cash paid for Mining Property	-	-	(25,253)
Net Cash Provided (Used) by Investing Activities			(25,253)
Financing Activities
Cash provided (Used) for notes payable - related parties	(48,040)	-	29,812
Cash Received from issuance of stock	-	-	63,000
Net Cash Provided (Used) by Financing Activities	(48,040)	-	92,812
Increase (Decrease) in Cash from Continuing Operations	(89,679)	-	7,419
Cash and Cash Equivalents at Beginning of Period	97,098	-	-
Cash and Cash Equivalents at End of Period	7,419	-	7,419
Supplemental Information
Cash Paid For:
Interest	1,460	-	2,312
Income Taxes	-	-	-

The accompanying notes are an integral part of these Financial Statements

Resource Group, Inc.
(An Exploration Stage Company)
Statements of Stockholders’ Equity
May 31, 2008

				Deficit
	Capital Stock			Accumulated
			Additional	During the
			Paid-In	Exploration
	Shares	Amount	Capital	Stage	Total

Balance Forward	-		-		-
December 2007
Shares issued for cash at	3,000,000	3,000	-	-	3,000
$0.001
February 2008
Shares issued for cash at	600,000	600	59,600		60,000
$0.001
Totals	3,600,000	3,600	59,600		63,000
Deficit for Period				(18,501)	(18,501)
Balance,
February 29, 2008	3,600,000	3,600	59,600	(18,501)	44,499
Deficit for Six month Period
through August 31, 2008				(41,884)	(41,884)

Balance August 31, 2008	3,600,000	3,600	59,600	(60,385)	(2,615)

The accompanying notes are an integral part of these Financial Statements

Resource Group, Inc.
(An Exploration Stage Company)
Notes To Financial Statements
August 31, 2008

NOTE 1 BASIS OF PRESENTATION

While the information presented in the accompanying interim financial statements is unaudited, it includes all adjustments, which are, in the opinion of the management of Resource Group Inc (the “Company”), necessary to present fairly the financial position, results of operations and cash flows in the interim periods presented. Except as disclosed below, these interim financial statements follow the same accounting policies and methods and their application as the Company’s audited February 29, 2008 annual financial statements. It is suggested that these interim financial statements be read in conjunction with the Company’s February 29, 2008 audited financial statements.

The information as of February 29, 2008 is taken from the audited financial statements of this date.

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. At August 31, 2008, the Company had $7,419 U.S. funds in deposits in a business bank account, which are not insured by agencies of the U.S. Government.

NOTE 3 BASIS OF PRESENTATION – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles (“GAAP”) in the United States of America, which contemplates the Company’s continuation as a going concern. However, the Company has minimal business operations to date and losses of approximately $41,884. These matters raise substantial doubt about its ability to continue as a going concern. In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon its ability to meet its financing requirements, raise additional capital, and the success of its future operations. The Company acquired operating capital through equity offerings to the public and through the sale of notes to related parties, to fund its business plan. There is no assurance that the funds received will be sufficient to assure the Company’s eventual profitability. Management believes that actions planned and presently being taken to revise it’s operating and financial requirements provide the opportunity for it to continue as a going concern. The financial statements do not include any adjustments that might result from these uncertainties.

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

NOTE 4 INCOME TAXES (continued)

The deferred tax assets, valuation allowance and change in valuation allowance are as follows:

					Changes in and
	Estimated NOL	Estimated	NOL	Benefit from	Valuation	Net Tax
Period Ending	Carry-forward	Tax	Expires	NOL	Allowance	Benefit

February 29, 2008	$18,501		2028	$2,775	($2,775)	—

August 31, 2008	$41,884		2028	$6,152	($6, 283)	—

Income taxes at the statutory rate are reconciled to the Company’s actual income taxes as follows:

Income tax benefit at statutory rate resulting from NOL carry-forwards	(15%)
Deferred income tax valuation allowance	15%
Actual tax rate	0%

NOTE 5 SUBSEQUENT EVENTS

None

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

Management's Discussion and Analysis of Financial Condition and Results of Operations

Year ended February 29, 2008

We spent most of 2007 in the organization of the Company and Company set-up. No activities or operation occurred until December of 2007

In January 2008 we acquired a Molybdenum-Gold mining property located at Strohn Creek, further described as the Meziadin Lake Project, which is located approximately 35 kilometres east of Stewart, British Columbia. We have acquired one hundred percent (100%) of the property from the previous owner for a cash payment of US$25,253, (CAN $25,000). The purchase price included the cost of the geological report. The property is comprised of 2 claims, British Columbia Mines and Resources tenure numbers 551606 and 551608 covering approximately 613.5 hectares (1,516 Acres). The claim extends from just west of the confluence of Surprise Creek and Strohn Creek for approximately 2 kilometres east-west and 3 kilometres north-south. A geologist was engaged by the Company to prepare a Geological Report. This report was completed January 4, 2008 in general accordance with the requirements of National Instrument 43-101 Standards for Disclosure for Mineral Projects.

No mining exploration activities were planned nor conducted during the first two quarters of this fiscal period. Our exploration plan called for commencement of the first phase of the exploration plan in to have commenced in this second quarter, however due to our geologist not being available, we have scheduled Phase I to commence in spring 2009.

In February 2008 we completed an offering of 600,000 common shares of the Company’s stock at $0.10 per shares pursuant to an exemption provided under Section 4(2) of the Securities Act of 1933.

Interim Periods

On April 25, 2008 the Company filed an S-1 Registration Statement which proposed to register 600,000 common shares of the Company’s stock.

On May 27, 2008 our Registration Statement on Form S-1, commission file number 333-150463, became effective and qualified 600,000 shares of the Company’s common sold in February 2008 in accordance with the requirements of Section 4(2) offering under the Securities Act of 1933, as amended and Rule 502 promulgated thereunder. There were no underwriters for this offering.

In June 2008, the Company filed it 15c211 requesting a trading symbol on OTC Bulletin Board. On July 23, 2008 the Company received confirmation from FINRA that the Company’s 15C211 had been cleared for an unpriced quotation on the OTC Bulletin Board and the Pink Sheets. The trading Symbol is RSOG

We are still in the first phase of our growth and development at August 31, 2008, the date of this filing, we have not had any revenues, have not begun operations and we have one mining property asset and cash. Our Company has no employees at the present time with the general administration being performed at no cost by our President and Director James P. Geiskopf and our Treasurer Ken Greenlaw. We do not expect to commence earning revenues for the foreseeable future.

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

Results of Operations

The following results of operations compare 2008 period results to the 2007 period result, however as the Company did not commence operational activities until December 2007 all amount in 2007 in these reporting periods are nil.

Interim Periods

For the three month period June 1, 2008 to August 31, 2008 and comparable periods in 2007

We reported no revenues for the three months period June 1 to August 31, 2008 compared to nil during the comparable period ending August 31, 2007

For the three months period June 1 to August 31, 2008, our operating expenses were $10,118 compared to nil during the comparable three months ended August 31, 2007. The increase of $10,118 was due to an increase in our operational activities over the prior period. Operating expenses during the three months ended August 31, 2008 consisted of legal and consulting fees $7,834 for preparation of the 15c211 requesting a trading symbol on OTC Bulletin Board , audit fees in the amount of $1500, filing fees of $434, and office and administration fees of $350.

For the six month period March 1, 2008 to August 31, 2008 and comparable periods in 2007

We reported no revenues during the six-month period March 1, 2008 to August 31, 2008 compared to nil during the three months ended August 31, 2007.

For the six months ended August 31, 2008, our operating expenses were $40,423 compared to nil during the six months ended August 31, 2007. The increase of $40,423 was due to an increase in our operational activities over the prior period. Operating expenses during the six months ended August 31, 2008 consisted of legal and consulting fees $24,000 for writing the S-I Registration Statement, audit fees in the amount of $3,500, filing fees of 1,883 and office and administration fees of $922.

During the six months ended August 31, 2008, we recognized a net loss from operations of $40,423 compared to a net loss of nil for the six months ended August 31, 2007. The increased loss of $40,423 was due to administrative activities, corporate structuring, preparing the S-1 registration Statement and preparation for filing a 15C211 with FINRA to obtain a trading symbol for the Company.

At August 31, 2008, we had working capital of -$22,623 compared to working capital of $19,246 at February 29, 2008. At August 31, 2008 our total assets consisted of cash $7,419, and capital assets of $25,253. This compares with total assets at February 29, 2008 consisting of cash of $97,098, and capital assets of $25,253.

At August 31, 2008, our total current liabilities amounting to $29,186, consisting of accounts payable of $245 and related party loans of $28,941, compared to total liabilities at February 29, 2008 amounting to $77,852, all due to related parties.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 27, 2008 our Registration Statement on Form S-1, commission file number 333-150463, became effective and qualified under Rule 144 for the sale of 600,000 shares of the Company’s common sold in accordance with the requirements of Section 4(2) offering under the Securities Act of 1933, as amended and Rule 506 promulgated thereunder. The offering was fully subscribed by February 25, 2008 raising a total of $60,000. There were no underwriters for this offering.

The following table notes the use of proceeds for actual expenses incurred for our account from February 25, 2008 to August 31, 2008

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

* Incorporated by reference to our Form S-1 Registration Statement, file number 333-450463, filed on May 27, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 30th day of September 2008.

Resource Group, Inc

Date: September 30, 2008

By: /s/ James P Geiskopf

Name: James P Geiskopf

Title: President/Chief Executive Officer and Director

 Date: : September 30, 2008

By: /s/ Ken Greenlaw

Name: Ken Greenlaw

Title: Secretary, Treasurer, Chief Financial Officer, Principal Financial Officer and Director