Form 10-Q
period 2008-11-30
Resource Group Inc.
filed 2009-01-13
CIK 1432994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2008

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 ("Exchange Act") during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-Q or any amendment to this Form 10-Q. [X]

Indicate by check mark whether the registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act. Yes [ ] No [X]

State issuer's revenues for its most recent fiscal year: Nil

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

Common Shares outstanding as of August 31, 2008: 3,600,000

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

Resource Group Inc.
(A Exploration Stage Company)
Financial Statements

November 30, 2008

Resource Group, Inc
(An Exploration Stage Company)
Balance Sheets

	November	February
	30, 2008	29, 2008
	(Unaudited)	Audited

ASSETS	$	$

Current Assets
Cash	2,138	97,098

Total Current Assets	2,138	97,098
Other Assets
Mining Claims – at cost (Note 4)	25,253	25,253

Total Other Assets	25,253	25,253

Total Assets	27,391	122,351

LIABILITIES & STOCKHOLDERS EQUITY
Current
Accounts Payable	-	-
Loans Payable Related Parties	30,374	77,852
Total Liabilities	30,374	77,852

STOCKHOLDERS’ EQUITY

Capital Stock
Authorized:
50,000,000 common shares, par value $0.001 per share
Issued and outstanding:
3,600,000 common shares	3,600	3,600

Additional paid-in capital	59,400	59,400

Deficit Accumulated During the Exploration Stage	(65,983)	(18,501)
Total Shareholders’ Equity	(2,983)	44,499

Total Liabilities and Stockholders’ Equity	27,391	122,351

The accompanying notes are an integral part of these Financial Statements

Resource Group, Inc
(An Exploration Stage Company)
Interim Statements of Operations

					Cumulative
	Three	Three	Nine Month	Incorporation	amounts from
	Month	Month	Period	April 2, 2007	Date of
	Period	Period	ending	through	Incorporation
	ending	ending	November	November 30,	April 2, 2007 to
	November	November	30, 2008	2007	November 30,
	30, 2008	30, 2007		(No Activity)	2008
		(No
		Activity)
	$	$	$	$	$
Revenue	-	-	-	-	-

Expenses
Organizational costs	-	-	-	-	5,000
Office and Administration	250	-	1,522		4,171
Legal and Consulting Fees	3,000	-	34,834	-	44,834
Audit Fees	1,500	-	6,500	-	6,500
Filing Fees	287	-	2,604	-	2,604
	5,037	-	45,460	-	63,109

Net Loss from Operations	5,037	-	45,460	-	63,109

Other Income
Interest Income	-	-	-	-	-
Other Expense
Interest	562	-	2,022	-	2,874
Provision for Income Tax	-	-	-	-	-

Net Loss For The Period	(5,599)	-	(47,482)		(65,983)

Basic And Diluted Loss	(0.001)	-	(0.002)	-	(0.002)
Per Common Share
Weighted Average	3,600,000	-	3,600,000	-	3,600,000
Number of Common
Shares Outstanding

The accompanying notes are an integral part of these Financial Statements

Resource Group, Inc
(An Exploration Stage Company)
Interim Statements of Cash Flows

	Nine Month	Incorporation	Cumulative amounts
	Period ending	April 2, 2007	from Date of
	November 30,	through	Incorporation
	2008	November 30,	April 2, 2007 to
		2007	November 30,
		(No Activity)	2008
Operating Activities	$	$	$
Net Income (Loss)	(47,482)	-	(65,983)
Less: Net Income (Loss) from Discontinued	-	-
Operations			-
Net Income (Loss) from Continued Operations	(47,482)		(65,983)
Adjustments To Reconcile Net Loss To Net Cash
Provided by Operations	-	-	-
Stock Issued for services	-	-	-
Gain on settlement of debt	-	-	-
Change in Assets and Liabilities
(Increase) decrease in accounts receivable	-	-	-
(Increase) decrease in deposits	-	-	-
Increase (decrease) in accounts payable	-		-
Increase (decrease) in accrued expenses	-	-	-

Net Cash Provided (Used) by Continuing Operating	(47,482)		(65,983)
Activities
Investing Activities
Cash paid for Mining Property	-	-	(25,253)
Net Cash Provided (Used) by Investing Activities			(25,253)
Financing Activities
Cash provided (Used) for notes payable - related	(47,478)	-	30,374
parties
Cash Received from issuance of stock	-	-	63,000
Net Cash Provided (Used) by Financing Activities	(47,478)	-	93,374
Increase (Decrease) in Cash from Continuing	(94,960)	-	2,138
Operations
Cash and Cash Equivalents at Beginning of Period	97,098	-	-
Cash and Cash Equivalents at End of Period	2,138	-	2,138
Supplemental Information
Cash Paid For:
Interest	1,460	-	2,874
Income Taxes	-	-	-

The accompanying notes are an integral part of these Financial Statements

Resource Group, Inc.
(An Exploration Stage Company)
Statements of Stockholders’ Equity
November 30, 2008

				Deficit
		Capital Stock		Accumulated
			Additional	During the
			Paid-In	Exploration
	Shares	Amount	Capital	Stage	Total
		$	$	$	$
Balance Forward	-		-		-
December 2007
Shares issued for cash at	3,000,000	3,000	-	-	3,000
$0.001
February 2008
Shares issued for cash at	600,000	600	59,600		60,000
$0.001
	3,600,000	3,600	59,600		63,000
Deficit for Period				(18,501)	(18,501)
Balance,
February 29, 2008	3,600,000	3,600	59,600	(18,501)	44,499
Deficit for Nine Month
Period through				(47,482)	(47,482)
November 30, 2008

Balance November 30,	3,600,000	3,600	59,600	(65,983)	(2,983)
2008

The accompanying notes are an integral part of these Financial Statements

Resource Group, Inc.
(An Exploration Stage Company)
Notes To Financial Statements
November 30, 2008

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

NOTE 2 SIGNIFICANT ACCOUNTING POLICIES

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. At November 30, 2008, the Company had $2,138 U.S. funds in deposits in a business bank account, which are not insured by agencies of the U.S. Government.

NOTE 3 BASIS OF PRESENTATION – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles (“GAAP”) in the United States of America, which contemplates the Company’s continuation as a going concern. However, the Company has minimal business operations to date and losses of approximately $63,109. These matters raise substantial doubt about its ability to continue as a going concern. In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon its ability to meet its financing requirements, raise additional capital, and the success of its future operations. The Company acquired operating capital through equity offerings to the public and through the sale of notes to related parties, to fund its business plan. There is no assurance that the funds received will be sufficient to assure the Company’s eventual profitability. Management believes that actions planned and presently being taken to revise it’s operating and financial requirements provide the opportunity for it to continue as a going concern. The financial statements do not include any adjustments that might result from these uncertainties.

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

NOTE 4 INCOME TAXES (continued)

The deferred tax assets, valuation allowance and change in valuation allowance are as follows:

					Changes in and
	Estimated NOL		NOL	Benefit from	Valuation	Net Tax
Period Ending	Carry-forward	Estimated	Expires	NOL	Allowance	Benefit
		Tax
February 29, 2008	$18,501		2028	$2,775	($2,775)	—

November 30, 2008	$47,482		2028	$7,122	($7, 122)	—

Income taxes at the statutory rate are reconciled to the Company’s actual income taxes as follows:

Income tax benefit at statutory rate resulting from NOL carry-forwards	(15%)
Deferred income tax valuation allowance	15%
Actual tax rate	0%

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

No mining exploration activities were planned nor conducted during the first two quarters of this fiscal period. Our exploration plan called for commencement of the first phase of the exploration plan to have commenced in this second quarter, however due to our geologist not being available, we have scheduled Phase I to commence in spring 2009.

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

In June 2008, the Company filed it 15c211 requesting a trading symbol on OTC Bulletin Board. On July 23, 2008 the Company received confirmation from FINRA that the Company’s 15C211 had been cleared for an unpriced quotation on the OTC Bulletin Board and the Pink Sheets. The trading Symbol is RSOG

We are still in the first phase of our growth and development at November 30, 2008. To the date of this filing, we have not had any revenues; have not begun any exploration operations. We have one mining property asset and cash. Our Company has no employees at the present time with the general administration being performed at no cost by our President and Director James P. Geiskopf and our Treasurer Ken Greenlaw. We do not expect to commence earning revenues for the foreseeable future.

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

During the past quarter, the Board of Director has reviewed various opportunities that would bring additional value to the Company and in this regard has concentrated its efforts toward the acquisition of additional resource properties in both base and precious mineral and the oil and gas sector. Although there has been significant decreases in both base and precious mineral values this has resulted in significant decreases in the cost of mineral and gas and oil properties, the Board believes that there should be additional efforts placed on locating a property or lease using qualified expert or experts to assist in the evaluation. Any other opportunities that the Company may be made aware of will be carefully investigated.

Results of Operations

The following results of operations compare 2008 period results to the 2007 period result, however as the Company did not commence operational activities until December 2007 all amount in 2007 in these reporting periods are nil.

Interim Periods

For the three month period September 1, 2008 to November 30, 2008 and comparable periods in 2007

We reported no revenues for the three months September 1, 2008 to November 30, 2008 compared to nil during the comparable period ending November 30, 2007

For the three months period September 1, 2008 to November 30, 2008, our operating expenses were $5,599 compared to nil during the comparable three months ended November 30, 2007. The increase of $5,599 was due to an increase in our operational activities over the prior period. Operating expenses during the three months ended November 30, 2008 consisted of legal and consulting fees $3,000 for Consulting services, audit fees in the amount of $1,500, filing fees of $287, office and administration fees of $250 and interest expense of $562.

For the nine month period March 1, 2008 to November 30, 2008 and comparable periods in 2007

We reported no revenues during nine month period March 1, 2008 to November 30, 2008 compared to nil during nine month period ended November 30, 2007.

For the nine months ended November 30, 2008 our operating expenses were $47,482 compared to nil during the nine months ended November 30, 2007. The increase of $47,482 was due to cost amounting to $34,834 for writing the S-I Registration Statement, audit fees in the amount of $6,500, filing fees of $2,604, office and administration fees of $1,522 and interest expenses of $2,022.

For the nine-months ended November 30, 2008 we recognized a net loss from operations of $45,460 compared to a net loss of nil for the nine months ended November 30, 2007. The increased loss of $45,460 was due to administrative activities, corporate structuring, preparing the S-1 registration Statement and preparation for filing a 15C211 with FINRA to obtain a trading symbol for the Company.

During the Period from Incorporation April 2, 2007 to November 30, 2008 we recognized net losses from operations of $65,983 for organization expenses of $5,000, office and administration expenses of $4,171, legal and consulting amounting to $44,834, audit fees of $6,500, and filing fees of $2,604.

At November 30, 2008 we had working capital of -$28,236 compared to working capital of $19,246 at February 29, 2008. At November 30, 2008 our total assets consisted of cash of $2,138, and capital assets of $25,253. This compares with total assets at February 29, 2008 consisting of cash of $97,098, and capital assets of $25,253.

At November 30, 2008, our total current liabilities amounting to $30,374, all due to related party loans, compared to total liabilities at February 29, 2008 amounting to $77,852, all due to related parties.

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

The following table notes the use of proceeds for actual expenses incurred for our account from February 25, 2008 to November 30, 2008

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

* Incorporated by reference to our Form S-1 Registration Statement, file number 333-450463, filed on May 27, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 30th day of December 2008.

Resource Group, Inc

Date: December 31, 2008

By: /s/ James P Geiskopf

Name: James P Geiskopf

Title: President/Chief Executive Officer and Director

Date: December 31, 2008

By: /s/ Ken Greenlaw

Name: Ken Greenlaw

Title: Secretary, Treasurer, Chief Financial Officer, Principal Financial Officer and Director