Form 10-K
period 2009-02-28
Resource Group Inc.
filed 2009-05-29
CIK 1432994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2009

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

RESOURCE GROUP, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	80-0154562
(State of other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3250 Oakland Hills, Fairfield California	94534
(Address of Principal Executive Offices)	(Zip Code)

Former address
600 Parker Road, Fairfield California 94533

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

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. [X]

Indicate by check mark whether the registrant is a shell company, as defined in Rule 12b-2 of the Exchange
Act. Yes [   ]     No [X]

State issuer's revenues for its most recent fiscal year: Nil

Transitional Small Business Disclosure Format (check one): Yes [   ]     No [X]

Common Shares outstanding as of February 28, 2009: 3,600,000

PART I

ITEM 1: DESCRIPTION OF BUSINESS

COMPANY OVERVIEW

Resource Group, Inc. (the "Company") was incorporated in the State of Delaware on April 2, 2007 to engage in the acquisition, exploration and development of natural resource properties. We are an exploration stage Company with no revenues and a limited operating history. The principal executive offices have moved and are now located at 3250 Oakland Hills, Fairfield, California 94534, formerly they were located at 600 Parker Road Fairfield, California 94533.

In December 2007 we issued 1,500,000 @ $0.001 to each of our two Directors, in aggregate 3,000,000

In February 2008 the Company offered up to 600,000 shares offered for sale for cash at $0.10 per share. The offering was fully subscribed; the Company realized a total of $60,000. The sales were made to friends and family of the Officers and Directors.

We are authorized by our Articles of Incorporation to issue 50,000,000 shares of common stock, par value $0.001 per share. As of May 15, 2009, there were 3,600,000 shares of common stock issued and outstanding.

As of the date of this 10K filing, we have not had any revenues, have not begun operations and we have one mining property asset and cash. Our Company has no employees at the present time with the general administration being performed at no cost by our President and Director James P. Geiskopf and our Treasurer Ken Greenlaw. We do not expect to commence earning revenues for the foreseeable future.

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

As a requirement of NOTE F - SFAS No. 144 - Accounting for the Impairment or Disposal of Long-Lived Assets (Issued 8/01), the Company is required periodically to review its long-lived assets and certain identifiable intangibles held and used by an entity, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management has reviewed its mining property asset for impairment and has determined that the adoption of SFAS No. 144 requires that as no production has occurred and none is being planned for the next 12 months, the Company fully impair the property, resulting in a write down of $25,253 being 100% of the book value.

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

In June 2008, the Company filed a 15c211 requesting a trading symbol on the OTC Bulletin Board. On July 23, 2008 the Company received confirmation from FINRA that the Company’s 15C211 had been cleared for an unpriced quotation on the OTC Bulletin Board and the Pink Sheets. The trading Symbol is RSOG

As at the date of this report there has not been any trading in our shares. We have no stock in the public float. Investors should be aware their investment in our securities is not liquid; there is the probability they will be unable to sell their shares and their investment will be lost.

We are still in the first phase of our growth and development. To the date of this filing, we have not had any revenues; have not begun any exploration operations. We have one mining property asset and limited cash. Our Company has no employees at the present time with the general administration being performed at no cost by our President and Director James P. Geiskopf and our Treasurer Ken Greenlaw. We do not expect to commence earning revenues for the foreseeable future.

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

During the year ended February 28, 2009 we had planned to commence and complete the first phase of the exploration program on our claims consisting of geological prospecting and assaying, (Phase I), trenching and detailed sampling of historic zones (Phase II). Do to the non availability of our geologist and the worsening market conditions for commodities in general and Molybdenum in particular; we placed our plans on hold and scheduled Phase I of our exploration to commence in the June of 2009. Subject to exploration funds being available, and should we maintain this scheduled start dates, expenditure on Phase I and II are estimated to cost $21,000. No plans are currently in place to commence Phase III as this phase is subject to information to be obtained during the Phase I and Phase II work program and to funds being available to complete the outlined program. We will require additional capital to finance our exploration programs in 2009 and subsequent years. No final decisions regarding this financing have been made at this time.

Our exploration program for this property includes 3 phases and is detailed in the following information

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

Strohn Creek Mineral Claims

We do not currently have any employees working on these mineral claims.

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

We incurred a net loss of $79,888 for the year ended February 28, 2009 and accumulated deficit in the aggregate amount of $98,389 for the period from inception April2, 2007 to February 28, 2009. If we fail to achieve profitability and continue to incur losses, the price of our common stock can be expected to fall.

OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM HAS EXPRESSED DOUBT OF OUR ABILITY TO CONTINUE AS GOING CONCERN.

THIS COULD MAKE IT MORE DIFFICULT FOR US TO RAISE FUNDS AND ADVERSELY AFFECT OUR RELATIONSHIPS WITH LENDERS, INVESTORS AND SUPPLIERS.

Our independent registered public accounting firm, Moore &Associates Chartered, have added an explanatory paragraph to their audit opinion issued in connection with our consolidated financial statements for the period ended February 29, 2007 and 2005 with respect to their doubt about our ability to continue. The Company has incurred operating losses since its inception in April 2007, and has an accumulated deficit of ($98,389) at February 28, 2009, which together raises doubt about the Company’s ability to continue as a going concern. Our ability to continue as a going concern will be determined by our ability to sustain a successful level of operations and to continue to raise capital from debt, equity and other sources. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

MINING RISKS AND INSURANCE COULD HAVE AN ADVERSE EFFECT ON OUR PROFITABILITY.

Our operations are subject to all of the operating hazards and risks normally incident to exploring for and developing mineral properties, such as unusual or unexpected geological formations, environmental pollution, personal injuries, flooding, cave-ins, changes in technology or mining techniques, periodic interruptions because of inclement weather and industrial accidents. Insurance is available to ameliorate some of these risks; however such insurance may not continue to be available at economically feasible rates or in the future be adequate to cover the risks and potential liabilities associated with exploring, owning and operating our properties. Either of these events could cause us to curtail or cease our business operations.

RISKS RELATED TO OUR COMMON STOCK

NO MARKET CURRENTLY EXISTS FOR OUR SECURITIES AND WE CANNOT ASSURE YOU THAT SUCH A MARKET WILL EVER DEVELOP, OR IF DEVELOPED, WILL BE SUSTAINED.

Although our stock is listed on the OTC Bulletin Board trading system pursuant to Rule 15c2-11 of the Securities Exchange Act of 1934 and is identified by the symbol RSOG, the stock is currently unpriced and no public float exists. The bulletin board tends to be highly illiquid, in part because there is no national quotation system by which potential investors can track the market price of shares except through information received or generated by a limited number of broker-dealers that make a market in particular stocks. There is a greater chance of market volatility for securities that trade on the bulletin board as opposed to a national exchange or quotation system. This volatility may be caused by a variety of factors, including: the lack of readily available price quotations; the absence of consistent administrative supervision of "bid" and "ask" quotations; lower trading volume; and general market conditions. If no market for our shares materializes, you may not be able to sell your shares or may have to sell your shares at a significantly lower price.

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

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K contains forward-looking statements that involve risks and uncertainties. We use words such as anticipate, believe, plan, expect, future, intend and similar expressions to identify such forward-looking statements. You should not place too much reliance on these forward-looking statements. Our actual results are likely to differ materially from those anticipated in these forward-looking statements for many reasons.

ITEM 2: DESCRIPTION OF PROPERTY

We currently utilize space at the premises of James P. Geiskopf, an officer and director of the Company. The premises are located at 3250Oakland Hills, Fairfield California; formerly they were located at 600 Parker Road Fairfield, California 94533. The facilities include an answering machine, a fax machine, computer and office equipment. We intend to use these facilities for the time being until we feel we have outgrown them. We currently have no investment policies as they pertain to real estate, real estate interests or real estate mortgages.

ITEM 3: LEGAL PROCEEDINGS

Resource Group is not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the year ended February 28, 2009 through the solicitation of proxies or otherwise.

ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

The Company filed an application to FINRA in June 2008 for the Company's shares to be quoted on the OTCBB. The Company's application to FINRA included current corporate information, financial statements and other documents as required by Rule 15c211 of the Securities Exchange Act of 1934. On July 23, 2008 the Company received confirmation from FINRA that the Company’s 15C211 had been cleared for an unpriced quotation on the OTC Bulletin Board and the Pink Sheets. The trading Symbol is RSOG

DIVIDENDS

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

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

This 10K annual report may contains statements that constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. The words “expect,” “estimate,” “anticipate,” “predict,” “believe,” and similar expressions and variations thereof are intended to identify forward-looking statements. Such forward-looking statements may include statements regarding, among other things, (a) our estimates of mineral reserves and mineralized material, (b) our projected sales and profitability, (c) our growth strategies, (d) anticipated trends in our industry, (e) our future financing plans, (f) our anticipated needs for working capital and (g) the benefits related to ownership of our common stock. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements for the reasons, among others, described within the various sections of this 10KSB, specifically the section entitled “Risk Factors”. These statements may be found under “Management’s Discussion and Analysis or Plan of Operations” and “Description of Business,” as well as in this 10KSB annual report. We undertake no obligation to release publicly any updated information about forward-looking statements to reflect events or circumstances occurring after the date of this 10KSB annual report or to reflect the occurrence of unanticipated events.

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

During the year ended February 28, 2009 we had planned to commence and complete the first phase of the exploration program on our claims consisting of geological prospecting and assaying, (Phase I), trenching and detailed sampling of historic zones (Phase II). Do to the non availability of our geologist and the worsening market conditions for commodities in general and Molybdenum in particular; we placed our plans on hold and scheduled Phase I of our exploration to commence in the May or June of 2009. Subject to exploration funds being available and market conditions, should we maintain these scheduled start dates, expenditure on Phase I and II are estimated to cost $21,000. No plans are currently in place to commence Phase III as this phase is subject to information to be obtained during the Phase I and Phase II work program and to funds ding available to complete the outlined program. We will require additional capital to finance our exploration programs in 2009 and subsequent years. No final decisions regarding this financing have been made at this time.

Our exploration program for this property includes 3 phases and is detailed in the following information

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

RESULTS OF OPERATIONS

Results of Operations for the Year Ended February 28, 2009. No Comparisons are available as the previous period ended February 29, 2008 included only the eleven month cumulative period from April 2, 2007 to February 29, 2008

No sales or income was recorded for the year ended February 28, 2009

Operating Costs and Expenses

Costs incurred during the for the Year Ended February 28, 2009 totalling $79,888 were comprised of office and administration cost amounting to $1,746 , legal and consulting cost amounting to $34,834 for the writing of the S-1 Registration Statement and filing of the 15c211 , Audit fees amounting to $11,500, filing fees amounting to $3,779, Impairment expenses of $25,253 as a result of the 100% write-down of our mineral property and interest cost totalling $2,776.

SELECTED FINANCIAL INFORMATION

February 28, 2009

Current Assets	$4,564
Total Assets	$4,564
Current Liabilities	$39,953
Stockholders' Equity	$(35,389)

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance is $4,564 as at February 28, 2009. We believe our cash balance is sufficient to fund our limited levels of operations until May 31, 2009. Our short and long-term survival is dependent on funding from sales of securities as necessary or from shareholder/related party loans, and thus, to the extent that we require additional funds to support our operations or the expansion of our business, we may attempt to sell additional equity shares or issue debt. Any sale of additional equity securities will result in dilution to our stockholders. There can be no assurance that additional financing, if required, will be available to us or on acceptable terms.

Our auditor has issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated revenues and no revenues are anticipated until we begin removing and selling minerals. There is no assurance we will ever reach that stage.

We are contemplating raising additional capital to finance our exploration programs as we move forward with our exploration plans. No final decisions regarding the timing of these programs or financing of these programs have been made at this time.

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

Estimates of future cash flows are subject to risks and uncertainties. It is reasonably possible that changes in circumstances could occur which may affect the recoverability of the Company’s properties and long-lived assets. In August 2001, the Statement of Financial Accounting Standards (SFAS) No. 144-Note F, requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company management has reviewed its mining property for impairment and has determined that the adoption of SFAS No. 144 requires that as no production has occurred and with none being planned for the next 12 months, the Company fully impair the property , resulting in a write down of $25,253 being 100% of the book value

Revenue Recognition. The company has had no revenues to date. It is the Company’s policy that revenues will be recognized in accordance with SEC Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition." Under SAB 104, product revenues (or service revenues) are recognized when persuasive evidence of an arrangement exists, delivery has occurred (or service has been performed), the sales price is fixed and determinable and collectibility is reasonably assured.

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

Recent Accounting Pronouncements

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). FSP FAS 157-4 provides guidance on estimating fair value when market activity has decreased and on identifying transactions that are not orderly. Additionally, entities are required to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value. This FSP is effective for interim and annual periods ending after June 15, 2009. The Company does not expect the adoption of FSP FAS 157-4 will have a material impact on its financial condition or results of operation.

In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active,” (“FSP FAS 157-3”), which clarifies application of SFAS 157 in a market that is not active. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. The adoption of FSP FAS 157-3 had no impact on the Company’s results of operations, financial condition or cash flows.

In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.” This disclosure-only FSP improves the transparency of transfers of financial assets and an enterprise’s involvement with variable interest entities, including qualifying special-purpose entities. This FSP is effective for the first reporting period (interim or annual) ending after December 15, 2008, with earlier application encouraged. The Company adopted this FSP effective January 1, 2009. The adoption of the FSP had no impact on the Company’s results of operations, financial condition or cash flows.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”). FSP FAS 132(R)-1 requires additional fair value disclosures about employers’ pension and postretirement benefit plan assets consistent with guidance contained in SFAS 157. Specifically, employers will be required to disclose information about how investment allocation decisions are made, the fair value of each major category of plan assets and information about the inputs and valuation techniques used to develop the fair value measurements of plan assets. This FSP is effective for fiscal years ending after December 15, 2009. The Company does not expect the adoption of FSP FAS 132(R)-1 will have a material impact on its financial condition or results of operation.

In September 2008, the FASB issued exposure drafts that eliminate qualifying special purpose entities from the guidance of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and FASB Interpretation 46 (revised December 2003), “Consolidation of Variable Interest Entities – an interpretation of ARB No. 51,” as well as other modifications. While the proposed revised pronouncements have not been finalized and the proposals are subject to further public comment, the Company anticipates the changes will not have a significant impact on the Company’s financial statements. The changes would be effective March 1, 2010, on a prospective basis.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial position and results of operations if adopted.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”. SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment. In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for “plain vanilla” share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations’. This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141. This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements. The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of FASB Statement No. 115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements. The Company adopted SFAS No. 159 beginning March 1, 2008 and has determined that its adoption has had no effect on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company has adopted this statement March 1, 2008, and it adoption has had no impact on the Company’s consolidated financial position, results of operations or cash flows.

In April 2003, the FASB issued SFAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", which amends and clarifies the accounting guidance on certain derivative instruments and hedging activities. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 and hedging relationships designated after June 30, 2003. The adoption of this statement did not impact the Company's financial position, results of operations, or cash flows. In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 establishes standards for how an issuer of equity (including the equity shares of any entity whose financial statements are included in the consolidated financial statements) classifies and measures on its balance sheet certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and for existing financial instruments after July 1, 2003. The adoption of this statement did not impact the Company's financial position, results of operations, or cash flows.

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

PART II - FINANCIAL INFORMATION

ITEM 7: FINANCIAL STATEMENTS

Our fiscal year end is February 2009. We will provide audited financial statements to our stockholders on an annual basis. Our consolidated audited financial statements for the fiscal years ended February 28, 2009 follow. These financial statements include as well, accumulated costs from inception on April 2, 2007 to February 28, 2009.

Resource Group Inc.
(A Development Stage Company)
Financial Statements
with
Report of Independent Registered Public Accounting Firm
February 29, 2009

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

Moore & Associates Chartered
Las Vegas, Nevada
April 5, 2008

2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

Resource Group, Inc
(An Exploration Stage Company)
Balance Sheets

	At February	At February
	28, 2009	29, 2008
	$	$
ASSETS

Current Assets
Cash	4,564	97,098

Total Current Assets	4,564	97,098
Other Assets
Mining Claims – at cost (Note 4)	-	25,253

Total Other Assets	-	25,253

Total Assets	4,564	122,351

LIABILITIES & STOCKHOLDERS EQUITY

Current
	1,326	-
Accounts Payable
	3,500	-
Accrued Liabilities
Loans Payable Related Parties (Note 5)	35,127	77,852
Total Current Liabilities	39,953	77,852

STOCKHOLDERS’ EQUITY

Capital Stock
Authorized:
75,000,000 common shares, par value $0.001 per share
Issued and outstanding:
3,600,000 common shares	3,600	3,600

Additional paid-in capital	59,400	59,400

Deficit Accumulated During the Exploration Stage	(98,389)	(18,501)
Total Shareholders’ Equity	(35,389)	44,499

Total Liabilities and Stockholders’ Equity	4,564	122,351

The accompanying notes are an integral part of these Financial Statements

Resource Group, Inc
(An Exploration Stage Company)
Statements of Operations
Period from Inception,
(April 2, 2007 to February 28, 2009)

		Cumulative	Cumulative
	Year Ended	amounts from	amounts from
	February 28, 2009	Inception April 2,	Inception April 2,
		2007 to February	2007 to February
		28, 2008	28, 2009
	$	$	$
Revenue
Income	-	-	-
Expenses
Organizational costs	-	5,000	5,000
Office and Administration	1,746	2,649	4,395
Legal and Consulting Fees	34,834	10,000	44,834
Audit Fees	11,500	-	11,500
Filing Fees	3,779	-	3,779
Impairment Expense- Mining Claim Asset	25,253	-	25,253
	77,112	17,649	94,761

Net Loss from Operations	77,112	17,649	94,761

Other Income
Interest Income		-	-
Other Expense
Interest	2,776	852	3,628
Provision for Income Tax	-	-	-

Net Loss For The Period	(79,888)	(18,501)	(98,389)

Basic And Diluted Loss Per Common Share	(0.022)	(0.006)
Weighted Average Number of Common
Shares Outstanding	3,600,000	3,046,757

The accompanying notes are an integral part of these Financial Statements

Resource Group, Inc
(An Exploration Stage Company)
Statements of Cash Flows
Period from Inception,
(April 2, 2007 to February 29, 2009)

		Cumulative	Cumulative
		amounts from	amounts from
		Date of	Date of
		Incorporation	Incorporation
	Year Ended	April 2, 2007 to	April 2, 2007 to
	February 28,	February 28,	February 28,
	2009	2008	2009
Operating Activities	$	$	$

Net Income (Loss)	(79,888)	(18,501)	(98,389)

	(79,888)	(18,501)	(98,389)
Adjustments To Reconcile Net Loss To Net Cash
Provided by Operations	-		-
Stock Issued for services	-		-
Gain on settlement of debt	-		-
Change in Assets and Liabilities	-		-
(Increase) decrease in Mining Property Value	25,253		25,253
(Increase) decrease in accounts receivable	-		-
(Increase) decrease in accrued liabilities	3,500		3,500
(Increase) decrease in accounts payable	1,326		1,326
Net Cash Provided (Used) by Operating Activities	(49,809)	(18,501)
			(68,310)
Investing Activities
Cash paid for Mining Property	-	(25,253)	(25,253)
Net Cash Provided (Used) by Investing Activities	-	(25,253)	(93,563)
Financing Activities
Cash paid for notes payable - related parties	(42,725)	77,852	35,127
Cash Received from issuance of stock	-	63,000	63,000

Net Cash Provided (Used) by Financing Activities	(42,725)	140,852	98,127
Increase (Decrease) in Cash from Continuing Operations	(92,534)	97,098	4,564
Cash and Cash Equivalents at Beginning of Period	97,098	-	-

Cash and Cash Equivalents at End of Period	4,564	97,098	4,564
Supplemental Information
Cash Paid For:
Interest			-
Income Taxes			-

The accompanying notes are an integral part of these Financial Statements

Resource Group, Inc.
(An Exploration Stage Company)
Statements of Stockholders’ Equity
February 28, 2009

				Deficit
	Capital Stock			Accumulated
			Additional	During the
			Paid-In	Exploration
	Shares	Amount	Capital	Stage	Total
		$	$	$	$

Balance Forward	0				0
December 2007
Shares issued for cash at $0.001	3,000,000	3,000	-		3,000
February ,2008
Shares issued for cash at $0.010	600,000	600	59,400		60,000
	3,600,000	3,600	59,400		63,000
Deficit for Period				(18,501)	(18,501)
Balance,
February 29, 2008	3,600,000	3,600	59,400	(18,501)	44,499
Deficit for Period				(79,888)	(79,888)
Balance,
February 28, 2009	3,600,000	3,600	59,400	(98,389)	(35,389)

The accompanying notes are an integral part of these Financial Statements

Resource Group, Inc.
(An Exploration Stage Company)
Notes to Financial Statements
February 28, 2009

1.           NATURE AND CONTINUANCE OF OPERATIONS

a)           Organization

The Company was incorporated in the State of Delaware, United States of America on April 2, 2007. The Company’s year-end is February .

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

c)           Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 – “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At February 28, 2009 the Company had no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

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

j)           Recent Accounting Pronouncements

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). FSP FAS 157-4 provides guidance on estimating fair value when market activity has decreased and on identifying transactions that are not orderly. Additionally, entities are required to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value. This FSP is effective for interim and annual periods ending after June 15, 2009. The Company does not expect the adoption of FSP FAS 157-4 will have a material impact on its financial condition or results of operation.

In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active,” (“FSP FAS 157-3”), which clarifies application of SFAS 157 in a market that is not active. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. The adoption of FSP FAS 157-3 had no impact on the Company’s results of operations, financial condition or cash flows.

In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.” This disclosure-only FSP improves the transparency of transfers of financial assets and an enterprise’s involvement with variable interest entities, including qualifying special-purpose entities. This FSP is effective for the first reporting period (interim or annual) ending after December 15, 2008, with earlier application encouraged. The Company adopted this FSP effective January 1, 2009. The adoption of the FSP had no impact on the Company’s results of operations, financial condition or cash flows.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”). FSP FAS 132(R)-1 requires additional fair value disclosures about employers’ pension and postretirement benefit plan assets consistent with guidance contained in SFAS 157. Specifically, employers will be required to disclose information about how investment allocation decisions are made, the fair value of each major category of plan assets and information about the inputs and valuation techniques used to develop the fair value measurements of plan assets. This FSP is effective for fiscal years ending after December 15, 2009. The Company does not expect the adoption of FSP FAS 132(R)-1 will have a material impact on its financial condition or results of operation.

In September 2008, the FASB issued exposure drafts that eliminate qualifying special purpose entities from the guidance of SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and FASB Interpretation 46 (revised December 2003), “Consolidation of Variable Interest Entities – an interpretation of ARB No. 51,” as well as other modifications. While the proposed revised pronouncements have not been finalized and the proposals are subject to further public comment, the Company anticipates the changes will not have a significant impact on the Company’s financial statements. The changes would be effective March 1, 2010, on a prospective basis.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the

j)           Recent Accounting Pronouncements- cont’d

computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial position and results of operations if adopted.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”. SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment. In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under

j)           Recent Accounting Pronouncements- cont’d

certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for “plain vanilla” share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations’. This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141. This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements. The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of FASB Statement No. 115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements. The Company adopted SFAS No. 159 beginning March 1, 2008 and has

j)           Recent Accounting Pronouncements- cont’d

determined that its adoption has had no effect on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company has adopted this statement March 1, 2008, and it adoption has had no impact on the Company’s consolidated financial position, results of operations or cash flows.

In April 2003, the FASB issued SFAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", which amends and clarifies the accounting guidance on certain derivative instruments and hedging activities. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 and hedging relationships designated after June 30, 2003. The adoption of this statement did not impact the Company's financial position, results of operations, or cash flows. In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 establishes standards for how an issuer of equity (including the equity shares of any entity whose financial statements are included in the consolidated financial statements) classifies and measures on its balance sheet certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and for existing financial instruments after July 1, 2003. The adoption of this statement did not impact the Company's financial position, results of operations, or cash flows.

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

k)           NOTE F - SFAS No. 144 - Accounting for the Impairment or Disposal of Long-Lived Assets (Issued 8/01)

Statement of Financial Accounting Standards (SFAS) No. 144 requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company management has reviewed its mining property for impairment and has determined that the adoption of SFAS No. 144 requires that as no production has occurred and none being planned for the next 12 months, the Company fully impair the property, resulting in a write down of $25,253 being 100% of the book value

l)           Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company had not incurred any advertising expense as of February 28, 2009

m)           Other

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

As a requirement of NOTE F - SFAS No. 144 - Accounting for the Impairment or Disposal of Long-Lived Assets (Issued 8/01), the Company is required periodically to review its long-lived assets and certain identifiable intangibles held and used by an entity, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management has reviewed its mining property asset for impairment and has determined that the adoption of SFAS No. 144 requires that as no production has occurred and none is being planned for the next 12 months, the Company fully impair the property, resulting in a write down of $25,253 being 100% of the book value.

5.           PROMISSORY NOTES PAYABLE - RELATED PARTIES

The Company has sold to two officers/director of the Company, secured one year, 10% Promissory Notes (the “Notes), amounting to in aggregate $80,000.00, due November 12, 2008, pursuant to a Purchase Agreement and Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder,. Subsequent to the making of the Notes, on December 1, 2007, the note holders agreed to convert, in aggregate $3,000 of the face value of the Notes into common stock of the Company and in CCCC the Company paid in aggregate $37,500 leaving $39,500 Notes Payable plus accrued interest payable amounting to $3,225 for the period from date of advance, January 18, 2008 to February 28, 2009. On December 15, 2008 the due date on the notes was extended to November 12, 2009.

6.           INCOME TAXES

The Company is subject to US federal income taxes. The Company has had no income, and therefore has paid no income tax.

Deferred income taxes arise from temporary timing differences in the recognition of income and expenses for financial reporting and tax purposes. The Company’s has no deferred tax assets at this time. Income taxes at the statutory rate will be reconciled to the Company’s actual income taxes as follows:

Income tax benefit at statutory rate resulting from net operating	(15%)
loss carry forward
Deferred income tax valuation allowance	15%
Actual tax rate	0%

7.           STOCKHOLDERS NOTE

Our Articles of Incorporation authorized us to issue up to 50,000,000 shares of par value $0.001 per share common stock. As of February 28, 2009, we had a total of 3,600,000 shares of common stock issued and outstanding, made up of the following issuances.

In December 2007 we issued 1,500,000 @ $0.001 to each of our two Directors, in aggregate 3,000,000

               In February 2008 the Company filed an S-1 Registration Statement with the US Securities and Exchange Commission which offered up to 600,000 shares offered for sale for cash at $0.10 per share. The offering was fully subscribed; the Company realized a total of $60,000. These stock sales were made to friends and family of the Officers and Directors.

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

CONCLUSIONS

Based upon their evaluation of our controls, the Chief Executive Officer has concluded that, subject to the limitations noted above, the disclosure controls are ineffective in providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared. There were no changes in our internal controls that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation management concluded that the Company's internal controls over financial reporting was ineffective as of February 28, 2009. There where no changes in our internal control over financial reporting during the period ended February 28, 2009 that have materially affected, or are reasonable likely to materially affect, or are reasonably likely to material affect, our internal control over financial reporting.

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

Name	Since	Age	Position

James P. Geiskopf	April 2, 2007	49	CEO, President, Director

Ken Greenlaw	April 2, 2007	44	CFO, Secretary, Treasurer, Director

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

BOARD OF DIRECTOR MEETINGS

No Board of Directors meetings were held during the year ended February 28, 2009. We have two directors both of which are officer on the Company.

ANNUAL SHAREHOLDER MEETINGS

We have not yet held an annual shareholders meeting.

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

ITEM 10: EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the year ended February 28, 2009.

Summary Compensation Table

Name & Principle Position	Year ($)	Salary ($)	Other Annual Compensation Bonus ($)	Restricted Stock ($)	Options Awards ($)	LTIP SARs ($)	Payouts ($)	All Other Compensation ($)

James P. Geiskopf, President/Director	2009	0	0	0	0	0	0	0
Ken Greenlaw, Secretary/Treasurer /Director	2009	0	0	0	0	0	0	0

There are no current employment agreements between the Company and its executive officers.

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL SHAREHOLDERS

The following table presents certain information regarding the beneficial ownership of all shares of common stock at the date of this filing, for each executive officer and director of our Company and for each person known to us who owns beneficially more than five percent (5%) of the outstanding shares of our common stock. The percentage ownership shown in such table is based upon the 3,600,000 common shares issued and outstanding.

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

* Incorporated by reference to the Registrant's Registration Statement on Form S-1, filed on April 25, 2008.
** Filed herewith

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Moore & Associates Chartered, independent public accountants, are our principal accountants. They billed the following fees for the services indicated in the following fiscal years:

Fiscal year-ended February 28, 2009

Audit fees	$11,500
Audit-related fees	$ 0
Tax fees	$ 0
All other fees	$ 0

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

SIGNATURE	TITLE	DATE

Chief Executive Officer,
/s/ James P. Geiskopf	Director	May 28, 2009
James P. Geiskopf	(Principal Executive Officer)

/s/ Ken Greenlaw	Chief Financial Officer	May 28, 2009
Ken Greenlaw	(Principal Financial and
Accounting Officer)