Form 10-K/A
period 2009-02-28
Resource Group Inc.
filed 2009-06-16
CIK 1432994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K /A

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

EXPLANATORY NOTE

In our Form 10-K filed with the Securities and Exchange Commission on May 29, 2009 the Company incorrectly attached our Auditor’s Opinion letter dated April 5, 2008 to the Company’s financial statements. This amended 10-K provides the correct Audit Opinion letter provided by our auditors, Moore & Associates Chartered dated May 27, 2009. No other changes were required or made.

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

MOORE & ASSOCIATES, CHARTERED
          ACCOUNTANTS AND ADVISORS
                          PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Resource Group, Inc.
(An Exploration Stage Company)

We have audited the accompanying balance sheets of Resource Group Inc. (An Exploration Stage Company) as of February 28, 2009 and February 29, 2008, and the related statements of operations, stockholders’ equity  and cash flows for the year ended February 28, 2009 and the period since inception April 2, 2007 through February 29, 2008 and since inception on April 2, 2007 through February 28, 2009. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Resource Group Inc. (An Exploration Stage Company) as of February 28, 2009, and the related statements of operations, stockholders’ equity and cash flows for the year ended February 28, 2009 and the period since inception April 2, 2007 through February 29, 2008 and since inception on April 2, 2007 through February 28, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has had no business operations and must secure additional financing to commence the Company’s plan of operations, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates Chartered
Las Vegas, Nevada
May 27, 2009

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

SIGNATURE	TITLE	DATE

Chief Executive Officer,
/s/ James P. Geiskopf	Director	June 16, 2009
James P. Geiskopf	(Principal Executive Officer)

/s/ Ken Greenlaw	Chief Financial Officer	June 16, 2009
Ken Greenlaw	(Principal Financial and
Accounting Officer)