Form 10-Q
period 2009-05-31
Resource Group Inc.
filed 2009-07-21
CIK 1432994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2009

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to _______________ to _______________

Commission File Number: 333-150463

RESOURCE GROUP INC
(Exact Name of Registrant as Specified in its Charter)

Delaware	80-0154562
(State of other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3250 Oakland Hills, Fairfield California 94534
(Address of Principal Executive Offices) (Zip Code)

(formerly 600 Parker Road, Fairfield California 94533) 707 208-6368
(Registrant's Telephone Number, including Area Code)

Securities Registered Pursuant to Section 12(B) of the Act: None

Securities Registered Pursuant to Section 12(G) of the Act: Common Stock, par value $.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ]   No [ x ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ]   No [ x ]

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ]   No [ ]

 Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).. Yes [ ]   No [ x ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ x ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definition of " large accelerated filer," or a smaller reporting company in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ]   No [ x ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Aggregate Market Value as of May 31, 2009: $ $0.00 based on common shares outstanding of 1605,000.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

1,605,000 shares of Common Stock, $0.001 par value, as of July 13, 2009

Documents incorporated by reference - None

State issuer's revenues for its most recent fiscal year: Nil

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

Resource Group Inc.
(A Exploration Stage Company)
Financial Statements
May 31, 2009

Resource Group, Inc
(An Exploration Stage Company)
Balance Sheets

	At May 31	At February 28
	2009	2009
	(Unaudited)	(Audited)

ASSETS	$	$

Current Assets
Cash	145	4,564

Total Current Assets	145	4,564

Total Assets	145	4,564

LIABILITIES & STOCKHOLDERS EQUITY
Current
Accounts Payable	7,859	1,326
Accrued Liabilities	1,500	3,500
Loans Payable Related Parties (Note 5)	37,898	35,127
Total Current Liabilities	47,257	39,953

STOCKHOLDERS’ EQUITY

Capital Stock
Authorized:
Issued and outstanding at May 31, 2009 and February 28, 2009
1,605,000 common shares, and 3,600,000 respectively	1,605	3,600

Additional paid-in capital	59,895	59,400

Deficit Accumulated During the Exploration Stage	(108,612)	(98,389)
Total Shareholders’ Equity	(47,112)	(35,389)

Total Liabilities and Stockholders’ Equity	145	4,564

The accompanying notes are an integral part of these Financial Statements

Resource Group, Inc
(An Exploration Stage Company)
Statements of Operations

			Cumulative
	3 Month	3 Month	amounts from
	Period Ending	Period Ending	Inception April 2,
	May 31, 2009	May 31, 2008	2007 to May 31,
	(Unaudited)	(Unaudited)	2009
			(Unaudited)
	$	$	$
Revenue
Income	-	-	-
Expenses
Organizational costs	-	-	5,000
Office and Administration	382	923	4,778
Legal and Consulting Fees	6,850	24,000	51,684
Audit Fees	1,500	3,500	13,000
Filing Fees	721	1,883	4,500
Impairment Expense- Mining Claim Asset	-	-	25,253
	9,453	30,306	104,214

Net Loss from Operations	9,453	30,306	104,214

Other Income
Interest Income		-	-
Other Expense
Interest	770	1,005	4,398
Provision for Income Tax	-	-	-

Net Loss For The Period	(10,223)	(31,311)	(108,612)

Basic And Diluted Loss Per Common Share	(0.006)	(0.009)	(0.03)
Weighted Average Number of Common
Shares Outstanding	1,605,000	3,600,000	3,600,00

The accompanying notes are an integral part of these Financial Statements

Resource Group, Inc
(An Exploration Stage Company)
Statements of Cash Flows

			Cumulative
	3 Month	3 Month	amounts from
	period Ended	period Ended	Inception
	March 31,	March 31,	April 2, 2007 to
	2009	2008	March 31, 2009
	(Unaudited)	(Unaudited)	(Unaudited)
Operating Activities	$	$	$
Net Income (Loss)	(10,223)	(31,311)	(108,612
Adjustments To Reconcile Net Loss To Net Cash
Provided by Operations	-		-
Stock Issued for services	500		500
Repurchase and cancel 2,000,000 common shares	(2,000)		(2,000)
Gain on settlement of debt	-		-
Change in Assets and Liabilities	-		-
(Increase) decrease in Mining Property Value	-		-
(Increase) decrease in accounts receivable	-		-
(Increase) decrease in accrued liabilities	(2,000)		1,500
(Increase) decrease in accounts payable	6,533	1,186	7,859

Net Cash Provided (Used) by Operating Activities	(7,190)	(30,125)	(100,753)

Net Cash Provided (Used) by Investing Activities		-	-
Financing Activities
Cash paid for notes payable - related parties	2,771	(48,495)	37,898
Cash Received from issuance of stock	-	-	63,000

Net Cash Provided (Used) by Financing Activities	2,771	(48,495)	100,898
Increase (Decrease) in Cash from Continuing Operations	(4,419	(78,620)	-
Cash and Cash Equivalents at Beginning of Period	4,564	97,098	-
Cash and Cash Equivalents at End of Period	145	18,478	145
Supplemental Information
Cash Paid For:
Interest	-	-	-
Income Taxes	-	-	-
Non-Cash Activities
Company Stock repurchased, cancelled and exchanged
for warrants	98,000	-	98,000

The accompanying notes are an integral part of these Financial Statements

Resource Group, Inc.
(An Exploration Stage Company)
Statements of Stockholders’ Equity
May 31, 2009

				Deficit
	Capital Stock			Accumulated
			Additional	During the
			Paid-In	Exploration
	Shares	Amount	Capital	Stage	Total
		$	$	$	$
Balance Forward

December 2007
Shares issued for cash at $0.001	3,000,000	3,000	-		3,000
February 2008
Shares issued for cash at $0.010	600,000	600	59,400		60,000
Deficit for Period Ended
February 29, 2008				(18,501)	(18,501)
Balance,
February 29, 2008	3,600,000	3,600	59,400	(18,501)	44,499
Deficit for Period ended
February 28, 2009				(79,888)	(79,888)
Balance,
February 28, 2009	3,600,000	3,600	59,400	(98,389)	(35,389)
May 2009
Shares issued for consulting services
5000 at $0.10	5,000	5	495
May 2009
Share purchased 2,000,000 at $0.05	(2,000,000)	(2,000)			(2,000)
cancelled and exchanged for warrants
Deficit for Period May 31, 2009				(10,223)	(10,223)
Balance,
May 31, 2009	1,605,000	1,605	59,895	(108,612)	(47,112)

The accompanying notes are an integral part of these Financial Statements

Resource Group, Inc.
(An Exploration Stage Company)
Notes to Financial Statements
May 31, 2009

NOTE 1 - BASIS OF PRESENTATION

While the information presented in the accompanying interim financial statements is unaudited, it includes all adjustments, which are, in the opinion of the management of Resource Group Inc (the “Company”), necessary to present fairly the financial position, results of operations and cash flows in the interim periods presented. Except as disclosed below, these interim financial statements follow the same accounting policies and methods and their application as the Company’s audited February 28, 2009 annual financial statements. It is suggested that these interim financial statements be read in conjunction with the Company’s February 28, 2009 audited financial statements.

The information as of February 28, 2009 is taken from the audited financial statements of this date.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. At May 31, 2009, the Company had $145 U.S. funds in deposits in a business bank account, which are not insured by agencies of the U.S. Government.

NOTE 3 - BASIS OF PRESENTATION – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles (“GAAP”) in the United States of America, which contemplates the Company’s continuation as a going concern. However, the Company has minimal business operations to date and losses of approximately $108,112. These matters raise substantial doubt about its ability to continue as a going concern. In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon its ability to meet its financing requirements, raise additional capital, and the success of its future operations. The Company acquired operating capital through equity offerings to the public and through the sale of notes to related parties, to fund its business plan. There is no assurance that the funds received will be sufficient to assure the Company’s eventual profitability. Management believes that actions planned and presently being taken to revise it’s operating and financial requirements provide the opportunity for it to continue as a going concern. The financial statements do not include any adjustments that might result from these uncertainties.

NOTE 4 - INCOME TAXES

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

NOTE 4 - INCOME TAXES (continued)

The deferred tax assets, valuation allowance and change in valuation allowance are as follows:

	Estimated NOL	Estimated	NOL	Benefit from	Changes in and	Net Tax
Period Ending	Carry-forward	Tax	Expires	NOL	Valuation Allowance	Benefit
February 28, 2009	$93,389		2029	$14,008	($14,008)	—

May 31, 2009	$108,112		2029	$16,127	($16, 217)	—

Income taxes at the statutory rate are reconciled to the Company’s actual income taxes as follows:

Income tax benefit at statutory rate resulting from NOL carry-forwards	(15%)
Deferred income tax valuation allowance	15%
Actual tax rate	0%

NOTE 5 – LOANS PAYABLE - RELATED PARTY LOANS

The Company has sold to two officers/director of the Company, secured one year, 10% Promissory Notes (the “Notes), amounting to in aggregate $80,000.00, due November 12, 2008, pursuant to a Purchase Agreement and Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder,. Subsequent to the making of the Notes, on December 1, 2007, the note holders agreed to convert, in aggregate $3,000 of the face value of the Notes into common stock of the Company and in March 2008 the Company paid in aggregate $49,500, leaving $27,500 payable. In December 2008 and January 2009, $2,000 each was loaned to the Company, by two officers/director. On May 29, 2009, an amount of $1,000 each was paid by additional notes payable to the two officers/director by the Company, for repurchase of 2,000,000 shares of Company common stock owned by these two directors leaving an amount of principal payable totalling $33,500. The total amount owing as at May 31, 2009 is $37,898 including accrued interest payable amounting to $4,398 from the period from date of advance, January 18, 2008 to May 31, 2009. On December 15, 2008 the due date on the notes payable was extended to November 12, 2009.

NOTE 6 – PURCHASE AND CANCELLATION OF COMMON SHARES ISSUANCE OF SHARE PURCHASE WARRANTS

On May 29, 2009 the Company reached and agreement with two officers/directors to purchase 1,000,000 shares each, in aggregate 2,000,000 shares of the Company’s $0.001 par value stock at the original price paid for the shares by the two officers/directors, plus future considerations and in settlement of the future considerations provision of the transaction, the Company agreed to issue a total of 9,600 two year share purchase warrants, each of which may be exchanged for common shares of the Company on the basis of one warrant and $15.00 equals one common share.

The transaction in aggregate totalled $100,000 made up of $2,000 paid to the officer/directors for the 2,000,000 shares and an amount of $98,000 as the deemed value of the share purchase warrants.

NOTE 7 - SUBSEQUENT EVENTS

On June 1, 2009 the Company entered into a Memorandum of Understanding with EcoEmissions System, Inc of Tempe Arizona (ECO) to acquire 100 % of ECO subject to ECO completing an independent audit of it financial records and other conditions precedent. At a special meeting of all of the shareholders of the Company held June 2, 2009 the name of the Company was changed to EcoEmissions Solutions Inc, the number of directors was changed to “no less than two and a maximum of seven”, the authorized capital was increased to 260,000,000 shares consisting of 250,000,000 common shares and 10,000,000 preferred shares, and a stock dividend of 30 for 1 was approved. At a Board of Directors meeting held on June 8, 2009 two additional directors; Larry Lorenz and Thomas Crom were appointed, James Geiskopf and Ken Greenlaw resigned as officers of the Company, Mr. Lorenz was appointed as President and Chief Executive Officer and Mr. Crom was appointed Secretary, Treasurer and Chief Financial Officer.

On June 4th, 2009 the Company sold its Strohn Creek mineral property located near Strohn Creek to Skyhigh Resources Inc for 250,000 shares of Skyhigh Resources common stock. The shares received in this transaction will be distributed to the shareholders of the Company on a pro-rata basis.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Resource Group, Inc (referred to herein as “we”, “us”, “our” and similar terms) was incorporated on April 2, 2007, in the State of Delaware. Our principal executive offices are located at 3250 Oakland Hills, Fairfield, California 94534. Our telephone number is 707 208 6368. We are an exploration stage Company with no revenues and have a limited operating history. Our fiscal year end is February.

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

0n May 2009 we arranged with our officers Geiskopf and Greenlaw to purchase 1,000,000 shares from each of them at par value $0.001 and future consideration which were provided in the form of warrants. Geiskopf and Greenlaw were each issued 4,800 warrants (total 9,600) exercisable at $15.00. A valuation of this transaction was prepared and the deemed value of the shares was estimated to be $0.05 per shares. This valuation has been reflected in the financial statements

A total of 5,000 common shares were issued to a consultant at a price of $0.10 per share.

Interim Periods

On April 25, 2008 the Company filed an S-1 Registration Statement which proposed to register 600,000 common shares of the Company’s stock.

On May 27, 2008 our Registration Statement on Form S-1, commission file number 333-150463, became effective and qualified 600,000 shares of the Company’s common shares sold in February 2008 in accordance with the requirements of Section 4(2) offering under the Securities Act of 1933, as amended and Rule 502 promulgated thereunder. There were no underwriters for this offering.

In June 2008, the Company filed it 15c211 requesting a trading symbol on OTC Bulletin Board. On July 23, 2008 the Company received confirmation from FINRA that the Company’s 15C211 had been cleared for an unpriced quotation on the OTC Bulletin Board and the Pink Sheets. The trading Symbol is RSOG

In the November 30, 2008 filing, we had one mining property asset and cash. No activities had been carried out on this mining property

Year ended February 28, 2009

As of the date of filing our 10K, we had not received any revenues, had not begun operations and we had one mining property asset and cash. Our Company has no employees at that time with the general administration being performed at no cost by our President and Director James P. Geiskopf and our Treasurer Ken Greenlaw. We do not expect to commence earning revenues for the foreseeable future.

We believe our existing cash balances and non-related party loans that have been committed are sufficient to carry our normal operations for the next three (3) months. Our short and long-term survival is dependent on funding from sales of securities as necessary or from loans from shareholder or others and thus, to the extent that we require additional funds to support our operations or the expansion of our business, we may attempt to sell additional equity shares or issue additional debt. Any sale of additional equity securities will result in dilution to our stockholders. There can be no assurance that additional financing, if required, will be available to us or on acceptable terms.

During this period we made provision for 100% impairment of our mineral claim representing a value of $25, 253.

The Board of Director continues to review various opportunities that would bring additional value to the Company and in this regard has concentrated its efforts toward the acquisition of additional resource properties in both base and precious mineral and the oil and gas sector.

An opportunity in the industrial manufacturing sector has been presented to the board of directors which the Board is carefully investigated.

Results of Operations

The following results of operations compare 2008 period results to the 2007 period result.

Interim Periods

For the three month period March 1, 2009 to May 31, 2009 and comparable periods in 2008

We reported no revenues for the three months March 1, 2009 to May 31, 2009 compared to nil during the comparable period ending May 31, 2008

For the three months period March 1, 2009 to May 31, 2009, our net loss from operations was $10,223 compared to $31,311 during the comparable three months ended May 31, 2008. The decrease of $21,088 in the May 31, 2009 period was due to a decrease in our operational and organizational activity expenses. In the comparable period ending May 31, 2008 our expenses included those incurred for the writing and filing of an S-1 registration. This decrease of $21,088 was made up of a decease in office and administration amounting to $541, a decease in legal and consulting fees amounting to $17,150, a decease in audit fees amounting to $2,000 , a decease in filing fees amounting to $1,162 and a decease in interest expenses amounting to $235.

During the Period from Incorporation April 2, 2007 to May 31, 2009 we recognized net losses from operations totalling $108,612 made up of organization expenses of $5,000, office and administration expenses of $4,778, legal and consulting amounting to $51,684, audit fees of $13,000, filing fees of $4,500, impairment expenses- mining claim asset of $25,253 and interest expense of $4,398.

At May 31, 2009 we had working capital of -$47,112 compared to working capital of -$35,389 at February 29, 2009. At May 31, 2009 our total assets consisted of cash of $145. This compares with total assets at

February 28, 2009 consisting of cash of $4,564.. During the period ended February 28, 2009 we recognised a 100% asset impairment write down of our mineral property amounting to $25,253.

At May 31, 2009, our total current liabilities amounting to $47,257, made up of $37,898 loans payable to related parties, $1,500 of accrued liabilities due to our auditors and $7,859 to accounts payable too others. This compared to total liabilities at February 29, 2009 amounting to $39,953 made up of loans payable to related parties 35,127, accrued liabilities amounting to $3,500 due to our auditors and $1,326 accounts payable to others

Cash on hand is currently our only source of liquidity. We do not have any lending arrangements in place with banking or financial institutions and we do not anticipate that we will be able to secure these funding arrangements in the near future.

Our short and long-term survival is dependent on additional related party loans or sale of securities. At this time our short term cash needs have been arranged for through non-related party loans sufficient to carry the Company for the next three months of operations.

Off-Balance Sheet Arrangements

We currently do not have any off-balance sheet arrangements.

ITEM 3

CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are ineffective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Security and Exchange Commission's rules and forms.

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

The following table notes the use of proceeds for actual expenses incurred for our account from February 25, 2008 to May 31, 2009

	Amount of direct or indirect payments to directors, officers, general partners, 10% shareholders or affiliates of the Issuer	Amount of direct or indirect payments to others
Legal and Consulting	$0	$24,000
Accounting	0	3,500
Office and filing fees	0	2,806
Debt repayment	0	29,993

	$0	$60,000

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

* Incorporated by reference to our Form S-1 Registration Statement, file number 333-450463, filed on May 27, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 13th day of July, 2009.

Resource Group, Inc

Date: July 13, 2009

By: /s/ Larry Lorenz
Name: Larry Lorenz
Title: President/Chief Executive Officer and Director

Date: July 13, 2009

By: /s/ Thomas Crom
Name: Thomas Crom
Title: Secretary, Chief Financial Officer, Principal Financial Officer and Director