Form 10-Q
period 2009-08-31
Ecoemissions Solutions Inc.
filed 2009-10-20
CIK 1432994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2009

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-150463

ECOEMISSIONS SOLUTIONS INC
(Exact Name of Registrant as Specified in its Charter)

(formerly RESOURCE GROUP INC")

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).. Yes [ ] No [ x ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ x ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definition of " large accelerated filer," or a smaller reporting company in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [ x ]

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ x ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Aggregate Market Value as of May 31, 2009 is $ $0.00 based on common shares outstanding of 48,150,000.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

48,150,000 shares of Common Stock, $0.001 par value, as of September 30, 2009 Documents incorporated by reference - None State issuer's revenues for its most recent fiscal year: Nil

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

EcoEmissions Solutions Inc
(formerly known as Resource Group Inc)
(An Exploration Stage Company)
Financial Statements
August 31, 2009

F.1

EcoEmissions Solutions Inc
(formerly known as Resource Group Inc)
(An Exploration Stage Company)
Balance Sheets

	At August 31	At February 28
	2009	2009
		Audited
ASSETS
Current Assets
Cash	$367	$4,564

Total Current Assets	367	4,564

Total Assets	$367	$4,564

LIABILITIES & STOCKHOLDERS EQUITY
Current
Accounts Payable	$11,515	$1,326
Accrued Liabilities	1,500	3,500
Loans Payable Related Parties (Note 5)	38,667	35,127
Loans Payable- Others	2,907	-
Total Current Liabilities	54,589	39,953

STOCKHOLDERS’ EQUITY
Capital Stock
Authorized: 250,000,000 common and 10,000,000 preferred
shares
Issued and outstanding at August 31, 2009 and February 28,
2009, 48,150,000, and 108,000,000 common shares respectively	48,150	63,000
Additional paid-in capital	18,742	-
Deficit Accumulated During the Exploration Stage	(121,114)	(98,389)
Total Shareholders’ Equity	(54,222)	(35,389)

Total Liabilities and Stockholders’ Equity	$367	$4,564
* Warrants issued to directors in exchange for 60,000,000 shares being cancelled

The accompanying notes are an integral part of these Financial Statements

EcoEmissions Solutions Inc
(formerly known as Resource Group Inc)
(An Exploration Stage Company)
Statements of Operations
(Unaudited)

					Cumulative
	Three Month	Three Month	Six Month	Six Month	amounts
	Period Ending	Period Ending	Period	Period	from
	August 31,	August 31,	Ending	Ending	Inception
	2009	2008	August 31,	August 31,	April 2,
			2009	2008	2007 to
					August 31,
					2009

Revenue
Income	$-	$-	$-	$-	$-
Expenses
Organization Expenses					5,000
Office and Administration	1,018	350	1,400	1,273	5,796
Legal and Consulting Fees	3,150	7,834	10,000	31,834	54,834
Audit Fees	1,500	1,500	3,000	5,000	14,500
Directors Compensation	5,392	-	5,392	-	5,392
Filing Fees	658	433	1,380	2,317	5,159
Impairment Expense- Mining
Claim	-	-	-	-	25,253
	11,718	10,117	21,172	40,424	115,934

Net Loss from Operations	11,718	10,117	21,172	40,424	115,934
Other Income
Interest Income	-		-	-	-
Other Expense
Interest	783	455	1,553	1,460	5,180
Provision for Income Tax					-
Net Loss For The Period	$(12,501)	$(10,573)	$(22,725)	$(41,884)	$(121,114)
Basic And Diluted Loss Per	0.0002	0.0001	0.0009	0.0004
Common Share
Weighted Average Number of
Common Shares Outstanding	48,150,000	108,000,000	48,150,000	108,000,000
* Less than 0.001 per share

The accompanying notes are an integral part of these Financial Statements

EcoEmissions Solutions Inc (formerly known as Resource Group Inc) (An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

	Six Month	Six Month	Cumulative amounts
	Period Ending	Period Ending	from Inception April 2,
	August 31,	August 31,	2007 to August 31,
	2009	2008	2009
Operating Activities
Net Income (Loss)	$(22,725)	$(41,884)	$(121,114)
Adjustments To Reconcile Net Loss To Net Cash
Provided by Operations	-		-
Stock Issued for services	500		500
Repurchase common shares into treasury	(2,000)		(2,000)
Issue dividend in shares	5,392		5,392
Change in Assets and Liabilities	-		-
(Increase) decrease in Mining Property Value	-		-
(Increase) decrease in accounts receivable	-		-
(Increase) decrease in accrued liabilities	-		1,500
(Increase) decrease in accounts payable	8,189	245	13,015

Net Cash Provided (Used) by Operating Activities	(10,644)	(41,639)	(104,207)

Net Cash Provided (Used) by Investing Activities		-	-
Financing Activities
Cash paid for notes payable - related parties	3,540	(48,040)	38,667
Cash paid for notes payable - Other	2,907		2,907
Cash Received from issuance of stock	-	-	63,000

Net Cash Provided (Used) by Financing Activities	6,447	(48,040)	104,574
Increase (Decrease) in Cash from Continuing	(4,188)	(89,679)	-
Operations
Cash and Cash Equivalents at Beginning of Period	4,564	97,098	-
Cash and Cash Equivalents at End of Period	367	7,419	367
Supplemental Information
Cash Paid For:
Interest	1,553	1,460	5,180
Income Taxes	-	-	-
Non-Cash Activities
Company Stock repurchased, exchanged for
warrants and stock cancelled	5,392		5,392

The accompanying notes are an integral part of these Financial Statements

EcoEmissions Solutions Inc (formerly known as Resource Group Inc) (An Exploration Stage Company)
Statements of Stockholders’ Equity
August 31, 2009

				Deficit
	Capital Stock			Accumulated
			Additional	During the
			Paid-In	Exploration
	Issued	Amount	Capital	Stage	Total
	Shares	$	$	$	$
Balance Forward
December 2007
Shares issued for cash at $0.000033333	90,000,000	3,000			3,000
February 2008
Shares issued for cash at $0.0033333	18,000,000	18,000	42,000		60,000
Deficit for Period Ended
February 29, 2008				(18,501)	(18,501)
Balance,
February 29, 2008	108,000,000	21,000	42,000	(18,501)	44,499

Deficit for Period ended
February 28, 2009				(79,888)	(79,888)
Balance,
February 28, 2009	108,000,000	21,000	42,000	(98,389)	(35,389)

May 2009
Shares issued for consulting services
150,000 at $0.0033333	150,000	150	350		500
May 2009
Shares purchased from directors	(60,000,000)	(2,000)			(2,000)
at $0.0000033333 and cancelled
Deficit for 3 month Period May 31, 2009				(10,223)	(10,223)
Balance,
May 31, 2009	48,150,000	48,150	13,350	(108,612)	(33,589

Warrants issued as additional consideration			5,392
for shares returned to treasury-288, 000
Deficit for 3 month Period August 31, 2009				(12,501)	(21,088)
Balance,
August 31, 2009	48,150,000	48,150	18,742	(121,114)	(54,221)

The accompanying notes are an integral part of these Financial Statements

EcoEmissions Solutions Inc
(formerly known as Resource Group Inc)
(An Exploration Stage Company)
Notes to Financial Statements
August 31, 2009

NOTE 1 – BASIS OF PRESENTATION

While the information presented in the accompanying interim financial statements is unaudited, it includes all adjustments, which are, in the opinion of the management of EcoEmissions Solutions Inc (formerly Resource Group Inc) (the “Company”), necessary to present fairly the financial position, results of operations and cash flows in the interim periods presented. Except as disclosed below, these interim financial statements follow the same accounting policies and methods and their application as the Company’s unaudited February 28, 2009 annual financial statements. It is suggested that these interim financial statements be read in conjunction with the Company’s February 28, 2009 unaudited financial statements.

The information as of February 28, 2009 is taken from the unaudited financial statements of this date.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. At August 31, 2009, the Company had $376. funds in deposits in a business bank account, which are not insured by agencies of the U.S. Government.

NOTE 3 – BASIS OF PRESENTATION – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles (“GAAP”) in the United States of America, which contemplates the Company’s continuation as a going concern. However, the Company has minimal business operations to date and losses of approximately $121,105 These matters raise substantial doubt about its ability to continue as a going concern. In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon its ability to meet its financing requirements, raise additional capital, and the success of its future operations. The Company acquired operating capital through equity offerings to the public and through the sale of notes to related parties, to fund its business plan. There is no assurance that the funds received will be sufficient to assure the Company’s eventual profitability. Management believes that actions planned and presently being taken to revise it’s operating and financial requirements provide the opportunity for it to continue as a going concern. The financial statements do not include any adjustments that might result from these uncertainties.

NOTE 4 – INCOME TAXES

The Company is subject to U.S. federal income taxes. It has had losses to date, and therefore, has paid no income tax.

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

The accompanying notes are an integral part of these Financial Statements

NOTE 4 – INCOME TAXES (CONTINUED)

The deferred tax assets, valuation allowance and change in valuation allowance are as follows:

	Estimated NOL	Estimated	NOL	Benefit from	Changes in and	Net Tax
Period Ending	Carry-forward	Tax	Expires	NOL	Valuation Allowance	Benefit
February 28, 2009	$93,389		2029	($14,008)	($14,008)	—

August 31, 2009	$121,105		2029	($18,166)	($18,166)	—

Income taxes at the statutory rate are reconciled to the Company’s actual income taxes as follows:

Income tax benefit at statutory rate resulting from NOL carry-forwards	(15%)
Deferred income tax valuation allowance	15%
Actual tax rate	0%

NOTE 5 – LOANS PAYABLE - RELATED PARTY LOANS

The Company has sold to two officers/director of the Company, secured one year, 10% Promissory Notes (the “Notes), amounting to in aggregate $80,000.00, due November 12, 2008, pursuant to a Purchase Agreement and Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder,. Subsequent to the making of the Notes, on December 1, 2007, the note holders agreed to convert, in aggregate $3,000 of the face value of the Notes into common stock of the Company and in March 2008 the Company paid in aggregate $49,500, leaving $27,500 payable. In December 2008 and January 2009, $2,000 each was loaned to the Company, by two officers/director. On May 29, 2009, an amount of $1,000 each was paid by additional notes payable to the two officers/director by the Company, for repurchase for cancellation of post-split 60,000,000 shares of Company common stock owned by these two directors leaving an amount of principal payable totalling $33,487. The total amount owing as at August 31, 2009 is $38,667, made up of principal in the amount of $33,487 and accrued interest amounting to $5,180 from the period from date of advance, January 18, 2008 to August 31, 2009. On December 15, 2008 the due date on the notes payable was extended to November 12, 2009.

NOTE 6 – LOANS PAYABLE – OTHERS

During this quarter, the Company received loans from non-related parties totalling $2,907. The loans payable on demand and without interest until October 31, 2009 after which they will accrue interest at the rate of 10% per annum.

NOTE 7 – PURCHASE AND CANCELLATION OF COMMON SHARES AND ISSUANCE OF SHARE PURCHASE WARRANTS

On May 29, 2009 the Company reached and agreement with two officers/directors to purchase 30,000,000 post-split shares from each, in aggregate 60,000,000 shares of the Company’s $0.001 par value stock at the price originally paid by them, plus future considerations. In settlement of the future considerations provision of the transaction, the Company agreed to issue them 144,000 two-year share purchase warrants

The accompanying notes are an integral part of these Financial Statements

NOTE 7 – PURCHASE AND CANCELLATION OF COMMON HARES AND ISSUANCE OF SHARE PURCHASE WARRANTS (CONTINUED)

each, in aggregate a total of 288,000 two-year share purchase warrants, each of which grant the right to purchase one common share of the Company for $0.50 per share.

The transaction in aggregate totalled $3,392 consisting of $2,000 paid to the officers/directors for the post-split 60,000,000 shares and an amount of $5,392 which was expensed on the income statement as directors compensation, the deemed value of the share purchase warrants based on the result of a Black-Scholes Model calculation.

On May 29, 2009 the Company issued 150,000 post-split common shares to a consultant for services rendered valued at $500

One June 8, 2009 the shareholders approved a stock dividend of 30 for 1 on its shares and warrants. All shares and warrants in these financial statements have been recalculated to give effect to the stock dividend.

NOTE 8 – MEMORADUM OF UNDERSTANDING TO ACQUIRE 100% OF THE COMPANY

On June 1, 2009 the Company entered into a Memorandum of Understanding with EcoEmissions System, Inc of Tempe Arizona (ECO) to acquire 100 % of ECO subject to ECO completing an independent audit of it financial records and other conditions precedent. At the date of this report the financial information was incomplete and no further actions had been taken to complete the transaction.

NOTE 9 – SPECIAL SHAREHOLDERS MEETING, APPOINTMENT OF NEW DIRECTORS AND OFFICERS

At a special meeting of all of the shareholders of the Company held June 2, 2009 the name of the Company was changed to EcoEmissions Solutions Inc, (formerly Resource Group Inc), the number of directors was changed to “no less than two and a maximum of seven”, the authorized capital was increased to 260,000,000 shares consisting of 250,000,000 common shares and 10,000,000 preferred shares, and a stock dividend of 30 for 1 was approved. At a Board of Directors meeting held on June 8, 2009 two additional directors; Larry Lorenz and Thomas Crom were appointed, James Geiskopf and Ken Greenlaw resigned as officers of the Company while still remaining on the board of directors, Mr. Lorenz was appointed as President and Chief Executive Officer and Mr. Crom was appointed Secretary, Treasurer and Chief Financial Officer.

On June 4th, 2009 the Company sold its Strohn Creek mineral property located near Strohn Creek to Skyhigh Resources Inc for 250,000 shares of Skyhigh Resources common stock. As a condition of the transaction the director of Resource Group Inc required Skyhigh Resources Inc to distribute these shares on a pro-rata basis, to the shareholders of the Company. No gain/loss value was placed on the transaction as the property had been 100% impaired resulting in aN expense of $25,253 entered to the Statement of Operations.

NOTE 10 – WARRANTS TO DIRECTORS

On May 29, 2009 the Company issued 288,000 post split warrant to two of the Company’s directors and additional compensation for their agreement to return for cancellation, 60,000,000 shares of the Company’s common stock held by these two directors. The warrants priced at $0.50 post-split, are non-callable and irrevocable, valid for two year and have an expiry date of May 29, 2011.

NOTE 11 – SUBSEQUENT EVENTS

NONE

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

EcoEmissions Solutions Inc (formerly Resource Group Inc) (referred to herein as “we”, “us”, “our” and similar terms) was incorporated on April 2, 2007, in the State of Delaware. Our principal executive offices are located at 3250 Oakland Hills, Fairfield, California 94534. Our telephone number is 707 208 6368. We are an exploration stage Company with no revenues and have a limited operating history. Our fiscal year end is February.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Year ended February 28, 2007

We spent most of 2007 in the organization of the Company and Company set-up. No activities or operation occurred until December of 2007

Year ended February 28, 2008

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

In February 2008 we completed an offering of 18,000,000 post-split common shares of the Company’s stock pursuant to an exemption provided under Section 4(2) of the Securities Act of 1933.

On May 27, 2008 our Registration Statement on Form S-1, commission file number 333-150463, became effective and qualified the 18,000,000 post-split shares of the Company’s common shares sold in February 2008 in accordance with the requirements of Section 4(2) offering under the Securities Act of 1933, as amended and Rule 502 promulgated thereunder. There were no underwriters for this offering.

In June 2008, the Company filed it 15c211 requesting a trading symbol on OTC Bulletin Board. On July 23, 2008 the Company received confirmation from FINRA that the Company’s 15C211 had been cleared for an unpriced quotation on the OTC Bulletin Board and the Pink Sheets. The trading Symbol was RSOG

In the November 30, 2008 filing, we had one mining property asset and cash. No activities had been carried out on this mining property

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

An opportunity in the industrial manufacturing sector has been presented to the board of directors, which the Board is carefully investigated.

Interim Period ended May 31, 2009

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

On May 29, 2009 the Company reached and agreement with two officers/directors to purchase 30,000,000 post-split shares from each, in aggregate 60,000,000 post-split shares of the Company’s $0.001 par value stock at the price originally paid by them, plus future considerations. In settlement of the future considerations provision of the transaction, the Company agreed to issue them 144,000 post-split two-year share purchase warrants each, in aggregate a total of 288,000 post -split two-year share purchase warrants, each of which grant the right to purchase one common share of the Company at a costof $0.50 per share.

The transaction cost to the two directors in aggregate totalled $3,392 consisting of $2,000 paid to the officers/directors for the post-split 60,000,000 shares and an amount of $5,392 which was expensed on the income statement as directors compensation, the deemed value of the share purchase warrants based on the result of a Black-Scholes Model calculation.

A total of 150,000 post-split common shares were issued to a consultant for services rendered.

Interim Period ended August 31, 2009

On June 1, 2009 the Company entered into a Memorandum of Understanding with EcoEmissions System, Inc of Tempe Arizona (ECO) to acquire 100 % of ECO subject to ECO completing an independent audit of it financial records and other conditions precedent. At the date of this report the financial information was incomplete and no other actions have occurred.

At a special meeting of the shareholders of the Company held June 8, 2009 the name of the Company was changed to EcoEmissions Solutions Inc, (formerly Resource Group Inc), the number of directors was changed to “no less than two and a maximum of seven”, the authorized capital was increased to 260,000,000 shares consisting of 250,000,000 common shares and 10,000,000 preferred shares, and a stock dividend of 30 for 1 on its shares and warrants was approved.

As a result of the Company name change, papers were required to be filed with FINRA for a new treading symbol. The new trading symbol is ECMZ.

A total of 5,000 common shares were issued to a consultant for services rendered.

On June 4th, 2009 the Company sold its Strohn Creek mineral property located near Strohn Creek to Skyhigh Resources Inc for 250,000 shares of Skyhigh Resources common stock. The shares received in this transaction were required to be distributed to the shareholders of the Company on a pro-rata basis. No gain was realized and as this property had been fully impaired and expensed on the Statement of Operations no losses were incurred.

At a Board of Directors meeting held on June 8, 2009 two additional directors; Larry Lorenz and Thomas Crom were appointed, James Geiskopf and Ken Greenlaw resigned as officers of the Company while still remaining on the board of directors, Mr. Lorenz was appointed as President and Chief Executive Officer and Mr. Crom was appointed Secretary, Treasurer and Chief Financial Officer.

Results of Operations

The following results of operations compare the results of the 2009 period to the 2008 period result.

Interim Periods

For the three month period June1, 2009 to August 31, 2009 and comparable period in 2008

We reported no revenues for the three months June 1, 2009 to August 31, 2009 compared to nil during the comparable period ending August 31, 2008

For the three months period June 1, 2009 to August 31, 2009 our net loss from operations was $12,501 compared to $10,572 during the comparable three months ended August 31, 2008. The increase of $1,601 in the August 31, 2009 period was due to increase in office and administrative expenses of $668, director compensation of $5,392, filing fees of $224, and interest, offset by a an decrease in legal and consulting of $4,684.

In the comparable period ending Augu31, 2008 our legal and consulting expenses included some of the expenses incurred for the writing and filing of an S-1 registration statement.

For the six month period March 1, 2009 to August 31, 2009 and comparable period in 2008

We reported no revenues for the six months March 1, 2009 to August 31, 2009 compared to nil during the comparable period ending August 31, 2008

For the six-month period March 1, 2009 to August 31, 2009, our net loss from operations was $22,725 compared to $41,884 during the comparable six months ended August 31, 2008. The decrease of $19,158 in the August 31, 2009 period was due primarily to a decrease in our legal and consulting fees, and filing fees. In the comparable period ending August 31, 2008 our expenses included those incurred for the writing and filing of an S-1 registration. The decrease $19,158 was made up of a decrease in legal and consulting fees amounting to $21,834, audit fees of $2,000, filing fees of $937, partially offset by an increase in office and administration of $128 and interest costs amounting to $93

During the Period from Incorporation April 2, 2007 to August 31, 2009 we recognized net losses from operations totalling $121,114 made up of organization expenses of $5,000, office and administration expenses of $5,796, legal and consulting amounting to $54,834, audit fees of $14,500, filing fees of $5,159, directors compensation of $5,392, impairment expenses of our mining claim asset amounting to $25,253 and interest expense of $5,180.

At August 31, 2009 we had working capital of -$54,221 compared to working capital of -$35,389 at February 29, 2009. At May 31, 2009 our total assets consisted of cash of $367. This compares with total assets of cash only amounting to $4,564 on February 28, 2009 During the period ended February 28, 2009 we recognised a 100% asset impairment write down of our mineral property amounting to $25,253.

At August 31, 2009, our total current liabilities amounting to $54,589, made up of $38,667 loans payable to related parties, $1,500 of accrued liabilities due to our auditors, $11,515 to accounts payable to others and loans payable-others amounting to $2,907 compared to total liabilities at February 29, 2009 amounting to

$39,953 made up of loans payable to related parties 35,127, accrued liabilities amounting to $3,500 due to our auditors and $1,326 accounts payable.

Cash on hand is currently our only source of liquidity. We do not have any lending arrangements in place with banking or financial institutions and we do not anticipate that we will be able to secure these funding arrangements in the near future.

Our short and long-term survival is dependent on additional related party loans or sale of securities. Our short-term cash needs will have to be arranged for through related, non-related party loans or sale of our common stock to carry the Company for the next three months of operations, although no arrangements are in currently in place .

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

The following table notes the use of proceeds for actual expenses incurred for our account from February 25, 2008 to August 31, 2009

Expenses	Amount of direct or indirect payments to directors, officers, general partners, 10% shareholders or affiliates of the Issuer	Amount of direct or indirect payments to others
Legal and Consulting	$ 0	$ 24,000
Accounting	0	3,500
Office and filing fees	0	2,806
Debt repayment	0	29,993

	$ 0	$ 60,000

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

Incorporated by reference to our Form S-1 Registration Statement, file number 333-450463, filed on May 27, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 20th day of October, 2009.

EcoEmissions Solutions Inc

Date: October 20, 2009

By: /s/ Larry Lorenz

Name: Larry Lorenz

Title: President/Chief Executive Officer and Director

Date October 20, 2009

By: /s Thomas Crom

Name: Thomas Crom

Title: Secretary, Chief Financial Officer, Principal Financial Officer and Director