Form 10-Q
period 2009-11-30
Ecoemissions Solutions Inc.
filed 2010-01-29
CIK 1432994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2009

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-150463

ECOEMISSIONS SOLUTIONS INC
(Exact Name of Registrant as Specified in its Charter)

(formerly RESOURCE GROUP INC)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section §229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ X ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definition of " large accelerated filer," or a smaller reporting company in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [  ]   Accelerated filer [   ]   Non-accelerated filer [  ]   Smaller reporting company [ X ]

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [ X ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Aggregate Market Value as of January 19, 2010 is $ $0.00 based on common shares outstanding of 48,150,000.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

48,150,000 shares of Common Stock, $0.001 par value, as of January 27, 2010

Documents incorporated by reference - None

State issuer's revenues for its most recent fiscal year: Nil

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

EcoEmissions Solutions Inc
(formerly known as Resource Group Inc)
(An Exploration Stage Company)
Financial Statements
November 30, 2009

EcoEmissions Solutions Inc
(formerly known as Resource Group Inc)
(An Exploration Stage Company)
Balance Sheets
		At February 28
	At November 30	2009
	2009	Audited

ASSETS
Current Assets
Cash	$1,413	$4,564

Total Current Assets	1,413	4,564

Total Assets	$1,413	$4,564

LIABILITIES
Current
Accounts Payable	$13,295	$1,326
Accrued Liabilities	1,500	3,500
Loans Payable Related Parties (Note 5)	46,489	35,127
Total Current Liabilities	61,284	39,953

STOCKHOLDERS’ EQUITY
Capital Stock
Authorized:
250,000,000 common and 10,000,000 preferred shares Issued and outstanding at August 31, 2009 and February 28, 2009, 48,150,000, and 108,000,000 common shares respectively	48,150	108,000
Additional paid-in capital	18,742	(45,000)
Deficit Accumulated During the Exploration Stage	(126,763)	(98,389)
Total Shareholders’ Equity	(59,871)	(35,389)
Total Liabilities and Stockholders’ Equity	$1,413	$4,564
* Warrants issued to directors in exchange for 60,000,000 shares being cancelled

The accompanying notes are an integral part of these Financial Statements

EcoEmissions Solutions Inc
(formerly known as Resource Group Inc)
(An Exploration Stage Company)
Statements of Operations

(Unaudited)
					Cumulative
	Three Month	Three Month	Nine Month	Nine Month	amounts from
	Period Ending	Period Ending	Period Ending	Period Ending	Inception
	November 30,	November 30,	November 30,	November 30,	April 2, 2007
	2009	2008	2009	2008	to November
					30, 2009

Revenue
Income	$-	$-	$-	$-	$-
Expenses
Organization Expenses					5,000
Office and Administration	137	250	1,536	1,522	5,930
Legal and Consulting Fees	2,600	3,000	12,600	34,834	57,434
Audit Fees	1,500	1,500	4,500	6,500	16,000
Directors Compensation	-	-	5,392	-	5,392
Filing Fees	226	287	1,605	2,604	5,385
Impairment Expense- Mining Claim	-	-	-	-	25,253
	$4,463	$5,037	$25,633	$45,460	$120,394

Net Loss from Operations	$4,463	$5,037	$25,633	$45,460	$120,394
Other Income
Interest Income	-			-	-
Other Expense
Interest	1,187	562	2,740	2,022	6,368
Provision for Income Tax					-
Net Loss For The Period	$(5,650)	$(5,599)	$(28,373)	$(47,482)	$(126,762)
Basic And Diluted Loss Per Common Share	$(0.001)	$(0.0002)	$(0.0005)	$(0.0006)
Weighted Average Number of Common Shares Outstanding	48,150,000	108,000,000	64,450,000	108,000,000

The accompanying notes are an integral part of these Financial Statements

EcoEmissions Solutions Inc
(formerly known as Resource Group Inc)
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

			Cumulative
	Nine Month	Nine Month	amounts
	Period Ending	Period Ending	from Inception
	November 30,	November 30,	April 2, 2007 to
	2009	2008	November 30, 2009
Operating Activities
Net Income (Loss)	$(28,374)	$(47,482)	$(126,763)
Adjustments To Reconcile Net Loss To Net Cash
Provided by Operations	-	-	-
Stock Issued for services	500	-	500
Repurchase common shares into treasury	(2,000)	-	(2,000)
Issue dividend in shares	5,392	-	5,392
Change in Assets and Liabilities	-	-	-
(Increase) decrease in Mining Property Value	-	-	-
(Increase) decrease in accounts receivable	-	-	-
(Increase) decrease in accrued liabilities	(2,000)	-	1,500
(Increase) decrease in accounts payable	11,969	-	13,295
Net Cash Provided (Used) by Operating Activities	(14,513)	(47,482)	(108,076)
Net Cash Provided (Used) by Investing Activities
Financing Activities
Cash paid for notes payable - related parties	11,362	(47,478)	46,489
Cash Received from issuance of stock	-	-	63,000
Net Cash Provided (Used) by Financing Activities	11,362	(47,478)	109,489
Increase (Decrease) in Cash from Continuing
Operations	(3,151)	(94,960)	-
Cash and Cash Equivalents at Beginning of Period	4,564	97,098	-
Cash and Cash Equivalents at End of Period	$1,413	$2,138	$1,413
Supplemental Information
Cash Paid For:
Interest	$2,740	$2,022	$6,368
Income Taxes	-	-	-
Non-Cash Activities
Company Stock repurchased, exchanged for warrants and stock cancelled	$5,392	$-	$5,392

The accompanying notes are an integral part of these Financial Statements

EcoEmissions Solutions Inc
(formerly known as Resource Group Inc)
(An Exploration Stage Company)
Statements of Stockholders’ Equity
November 30, 2009

				Deficit
				Accumulated
	Capital Stock		Additional	During the
	Issued		Paid-In	Exploration
	Shares	Amount	Capital	Stage	Total
	$	$	$	$	$
Balance Forward
December 2007 Shares issued for cash at $0.000033333	90,000,000	90,000	(87,000)		3,000
February 2008 Shares issued for cash at $0.0033333	18,000,000	18,000	42,000		60,000
Deficit for Period Ended February 29, 2008				(18,501)	(18,501)
Balance, February 29, 2008	108,000,000	108,000	(45,000)	(18,501)	44,499
Deficit for Period ended February 28, 2009				(79,888)	(79,888)
Balance, February 28, 2009	108,000,000	108,000	(45,000)	(98,389)	(35,389)
May 2009 Shares issued for consulting services 150,000 at $0.0033333	150,000	150	350		500
May 2009 Shares purchased from directors at $0.000033333 and cancelled	(60,000,000)	(60,000)	58,000		(2,000)
Deficit for 3 month Period May 31, 2009				(10,223	(10,223
Balance, May 31, 2009	48,150,000	48,150	13,350	(108,612)	(47,112)
June 2009 - 288,000 warrants issued as additional consideration for shares returned to treasury			5,392		5,392
Deficit for 3 month Period August 31, 2009				(12,501)	(12,501)
Balance, August 31, 2009	48,150,000	48,150	18,742	(121,113)	(54,221)
Deficit for 3 month Period November 31,2009				(5,650)	(5,650)
Balance November 30, 2009	48,150,000	48,150	18,742	(126,763)	(59,871)

The accompanying notes are an integral part of these Financial Statements

EcoEmissions Solutions Inc
(formerly known as Resource Group Inc)
(An Exploration Stage Company)
Notes to Financial Statements
November 30, 2009

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. At November 30, 2009, the Company had $1,413 funds in deposits in a business bank account, which are not insured by agencies of the U.S. Government.

NOTE 3 - BASIS OF PRESENTATION – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles (“GAAP”) in the United States of America, which contemplates the Company’s continuation as a going concern. However, the Company has minimal business operations to date and losses of approximately $126,763 These matters raise substantial doubt about its ability to continue as a going concern. In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon its ability to meet its financing requirements, raise additional capital, and the success of its future operations. The Company acquired operating capital through equity offerings to the public and through the sale of notes to related parties, to fund its business plan. There is no assurance that the funds received will be sufficient to assure the Company’s eventual profitability. Management believes that actions planned and presently being taken to revise it’s operating and financial requirements provide the opportunity for it to continue as a going concern. The financial statements do not include any adjustments that might result from these uncertainties.

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

The accompanying notes are an integral part of these Financial Statements

NOTE 4 – INCOME TAXES (CONTINUED)

The deferred tax assets, valuation allowance and change in valuation allowance are as follows:

					Changes in
	Estimated			Benefit	and	Net
	NOL	Estimated	NOL	from	Valuation	Tax
Period Ending	Carry-forward	Tax	Expires	NOL	Allowance	Benefit
February 28, 2009	$98,389		2029	($14,008)	($14,008)	-

November 30, 2009	$126,763		2029	($19,045	($19,.45)	-

Income taxes at the statutory rate are reconciled to the Company’s actual income taxes as follows:

Income tax benefit at statutory rate resulting from NOL carry-forwards	(15%	)
Deferred income tax valuation allowance	15%
Actual tax rate	0%

NOTE 5 – LOANS PAYABLE - RELATED PARTY LOANS

In November 2007, the Company sold to two officers/director of the Company, secured one year, 10% Promissory Notes (the “Notes), amounting to in aggregate $80,000.00, due November 12, 2008. The notes were pursuant to a Purchase Agreement and Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder. Subsequent to the making of the Notes, on December 1, 2007, the note holders agreed to convert $1,500 each, in aggregate $3,000 of the face value of the Notes into 3,000,000 shares of common stock of the Company at a price per share of $0.001, leaving $77,000 plus accrued interest outstanding..

In March 2008, the Company repaid $49,500, leaving $27,500 principal plus accrued interest payable.

On December 15, 2008, the due date on the notes payable was extended to November 12, 2009. Accrued interest to November 12, 2008 amounting to $3,039 was added to the principal amount of $27,500, bringing the total amount that interest would be calculated on to $30,539.

In December 2008 and January 2009, $2,000 each, in aggregate $4,000 was loaned to the Company by two officers/director bringing the total principal amount to $31,500 plus accrued interest.

On May 29, 2009, an amount of $1,000 each, in aggregate $2,000 in additional notes payable were issued by the Company to the two officers/director to fund the repurchase cost of 60,000,000 post-split shares of Company’s common stock owned by these two directors. Following the repurchase, the 60,000,000 shares were cancelled. On May 31, 2009 the loans payable amounted to $33,500 plus accrued interest of $4,398, in aggregate $37,898.

On November 30, 2009 the total amount owing was $39,854, made up of principal in the amount of $33,500 and accrued interest amounting to $6,354

During this quarter ended November 30, 2009, the Company received loans from other related parties totalling $6,635. These loans were without defined interest and without defined payment terms. Subsequent to this quarter, Loan Agreements were entered into which clarified and confirmed the terms and conditions.

The accompanying notes are an integral part of these Financial Statements.

NOTE 5 – LOANS PAYABLE - RELATED PARTY LOANS (Cont’d)

Up to November 30, 2009, the outstanding amount of $6,635 is without interest.. Commencing December 1, 2009 the outstanding amount and subsequent amounts, if any, become repayable on demand, interest will accrue at a rate of 10% per annum and if earlier demand for payment is not made, the loans are payable November 30, 2011.

NOTE 6 – PURCHASE AND CANCELLATION OF COMMON SHARES AND ISSUANCE OF SHARE PURCHASE WARRANTS

On May 29, 2009 the Company reached and agreement with two officers/directors to purchase 30,000,000 post-split shares from each, in aggregate 60,000,000 shares of the Company’s $0.001 par value stock at the price originally paid by them, plus future considerations. In settlement of the future considerations provision of the transaction, the Company agreed to issue them 144,000 two-year share purchase warrants each, in aggregate a total of 288,000 two-year share purchase warrants, each of which grant the right to purchase one common share of the Company for $0.50 per share.

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

NOTE 8 – MEMORANDUM OF UNDERSTANDING TO ACQUIRE 100% OF THE COMPANY

On June 1, 2009 the Company entered into a Memorandum of Understanding with EcoEmissions System, Inc of Tempe Arizona (ECO) to acquire 100 % of ECO subject to ECO completing an independent audit of it financial records and other conditions precedent. At the date of this report the financial information and other conditions were incomplete. The parties continue to work together in an effort to complete the transaction.

NOTE 9 - SPECIAL SHAREHOLDERS MEETING, APPOINTMENT OF NEW DIRECTORS AND OFFICERS

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

The accompanying notes are an integral part of these Financial Statements

NOTE 9 - SPECIAL SHAREHOLDERS MEETING, APPOINTMENT OF NEW DIRECTORS AND OFFICERS (Cont’d)

On June 4th, 2009 the Company sold its Strohn Creek mineral property located near Strohn Creek to Skyhigh Resources Inc for 250,000 shares of Skyhigh Resources common stock. As a condition of the transaction the director of Resource Group Inc required Skyhigh Resources Inc to distribute these shares on a pro-rata basis, to the shareholders of the Company. No gain/loss value was placed on the transaction, as the property had been 100% impaired resulting in an expense of $25,253 entered to the Statement of Operations.

Note 10 –WARRANTS TO DIRECTORS

On May 29, 2009 the Company issued 288,000 post split warrant to two of the Company’s directors and additional compensation for their agreement to return for cancellation, 60,000,000 shares of the Company’s common stock held by these two directors. The warrants priced at $0.50 post-split, are non-callable and irrevocable, valid for two year and have an expiry date of May 29, 2011.

NOTE 11 - SUBSEQUENT EVENTS

On December 7, 2009 the Company filed on Edgar with the United States Securities and Exchange Commission an 8-K which provided additional details precedent to the Company’s completion of the acquisition of EcoEmission Systems Inc discussed in Note 8 to these Financial Statements.

On January 26, 2010, the Company filed an 8-K with the Securities and Exchange Commission (SEC) disclosing that the Company became aware its 10-Q filing for the period ended August 31, 2009 contained inconsistencies in the financial information that was filed. As a result, the Board of Directors of the Company concluded that its previously issued financial statements for the six-month period ended August 31, 2009, included in its Quarterly Report on Form 10-Q for the six-month period ended August 31, 2009, should no longer be relied upon. Therefore upon completion of a review of the Company’s financial information for that period by Seale & Beers, the Company’s auditors, an amended 10-Q will be filed.

The Company has reviewed subsequent events up to and including January 27, 2010, the date on which the financial statements were available to be issued, and determined that except for those events disclosed herein, no subsequent events have occurred.

The accompanying notes are an integral part of these Financial Statements

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

Interim Period ended May 31, 2009

On May 29, 2009 the Company reached and agreement with two officers/directors to purchase 30,000,000 post-split shares from each, in aggregate 60,000,000 post-split shares of the Company’s $0.001 par value stock at the price originally paid by them, plus future considerations. In settlement of the future considerations provision of the transaction, the Company agreed to issue them 144,000 post-split two-year share purchase warrants each, in aggregate a total of 288,000 post -split two-year share purchase warrants, each of which grant the right to purchase one common share of the Company at a cost of $0.50 per share.

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

Interim Period ended November 30, 2009

During this quarterly period the Company continued to work on completion of the intended acquisition of EcoEmissions System, Inc of Tempe Arizona (ECO) to acquire 100 % of ECO. Although progress has been slow, the parties feel that the terms of the Memorandum of Understanding will be completed.

Results of Operations

The following results of operations compare the results of the 2009 period to the 2008 period result.

Interim Periods

For the three month period August 31, 2009 to November 30, 2009 and comparable period in 2008

We reported no revenues for the three months August 31, 2009 to November 30, 2009 compared to nil during the comparable period ending August 31, 2008

For the three months period August 31, 2009 to November 30, 2009 our net loss from operations was $5,650 compared to $5,599 during the comparable three months ended November 30, 2008. The increase of $51 in the November 30, 2009 period was due primarily to a decrease in Legal and Accounting amounting to $400, a decrease in office and administrative expenses of $113, a decrease in filing fees of $61 offset by a an increase in interest expense amounting to $625.

For the nine month period March 1, 2009 to November 30, 2009 and comparable period in 2008

We reported no revenues for the nine months March 1, 2009 to November 30, 2009 compared to nil during the comparable period ending November 30, 2008.

For the nine-month period March 1, 2009 to November 30, 2009, our net loss for the period was $28,373 compared to $47,482 during the comparable nine-months ended November 30, 2008. The decrease of $19,970 in the November 30, 2009 period was due primarily to a decrease in our legal and consulting fees amounting to $22,234 a decrease in filing fees amounting to $999, a decrease in audit fees amounting to $2,000 offset primarily by an increase in Directors Compensation in the amount of $5,392 and an increase in interest expense amounting to $718. In the comparable period ending November 30, 2008 the higher expenses included those incurred for the writing and filing of an S-1 registration.

During the Period from Inception April 2, 2007 to November 30, 2009 we recognized net losses for the period totalling $126,763 made up of organization expenses of $5,000, office and administration expenses of $5,930, legal and consulting amounting to $57,434, audit fees of $16,000, filing fees of $5,385, directors compensation of $5,392, impairment expenses of our mining claim asset amounting to $25,253 and interest expense of $6,368.

At November 30, 2009 we had working capital of -$59,871 compared to working capital of -$35,389 at February 29, 2009. At November 30, 2009 our total assets consisted of cash amounting to $1,413. This compares with total assets of cash only amounting to $4,564 on February 28, 2009. During the period ended February 28, 2009 we recognised a 100% asset impairment write down of our mineral property amounting to $25,253.

At November 30, 2009, our total current liabilities amounting to $61,284 made up of $46,489 loans payable to related parties, $1,500 of accrued liabilities due to our auditors, $13,295 to accounts payable to others compared to total liabilities at February 29, 2009 amounting to $39,953 made up of loans payable to related parties $35,127, accrued liabilities amounting to $3,500 due to our auditors and $1,326 accounts payable.

Cash on hand is currently our only source of liquidity. We do not have any lending arrangements in place with banking or financial institutions and we do not anticipate that we will be able to secure these funding arrangements in the near future.

Our short and long-term survival is dependent on additional related party loans or sale of securities. Our short-term cash needs will have to be arranged for through related party loans or sale of our common stock to carry the Company for the next three months of operations, although no arrangements are in currently in place.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Pursuant to Rule 601 of Regulation S-B, the following exhibits are included herein or incorporated by reference.

Exhibit

Number	Description

3.1	Articles of Incorporation*

3.2	Amendment to Articles of Incorporation**

3.3	By-laws*

31.1	CERTIFICATION OF CEO PURSUANT TO 18 U.S.C. ss. 1350, SECTION 302

31.2	CERTIFICATION OF CFO PURSUANT TO 18 U.S.C. ss. 1350, SECTION 302

32.1	CERTIFICATION PURSUANT TO 18 U.S.C. ss. 1350, SECTION 906

32.2	CERTIFICATION PURSUANT TO 18 U.S.C. ss. 1350, SECTION 906

* Incorporated by reference to our Form S-1 Registration Statement, file number 333-450463, filed on May 27, 2008.
** Incorporated by reference to our Form 8-K filed on June 9, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 21st day of January 2010.

EcoEmissions Solutions Inc

Date: January 27, 2010

By: /s/ Larry Lorenz

Name: Larry Lorenz
Title: President/Chief Executive Officer and Director

By: /s Thomas Crom

Name: Thomas Crom
Title: Secretary, Chief Financial Officer, Principal Financial Officer and Director