Form 10-Q/A
period 2009-08-31
Ecoemissions Solutions Inc.
filed 2010-05-05
CIK 1432994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [ x ]

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ x ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Aggregate Market Value as of August 31, 2009 is $ $0.00 based on common shares outstanding of 48,150,000.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

48,150,000 shares of Common Stock, $0.001 par value, as of April 30, 2010

Documents incorporated by reference - None

State issuer's revenues for its most recent fiscal year: Nil

EXPLANATORY NOTE.

The Company has restated it financial statements for the quarterly period ended August 31, 2009. The changes incurred on the Balance Sheet and the Statement of Shareholders Equity. On the Balance Sheet, Loans Payable – Related Parties and Loans Payable - Other are combined in the Restated Financial Statements. This change was made because Loans Payable-Others were actually related parties. In addition a line item was added on the Balance Sheet and the Statement of Shareholders Equity titled Accumulated OCI-Foreign Exchange and $101, this amount being transferred from and reducing the Deficit Accumulated During the Exploration Stage to $121,014, in aggregate, the total amount being $121,114 as previously reported. No changes to the Income or losses previously reported. The Company’s summarized financial statements comparing the restated financial statements to those originally filed are as follows:

BALANCE SHEET
LIABILITIES & SHAREHOLDERS EQUITY
CURRENT
	Restated	Original

Accounts Payable	$11,515	$11,514
Accrued Liabilities	1,500	1,500
Loans Payable Related Parties (Note 5)	41,557	38,667
Loans Payable - Others	-	2,907
Total Current Liabilities	$54,572	$54,588

BALANCE SHEET
STOCKHOLDERS’ EQUITY
Capital Stock
Authorized: 250,000,000 common and 10,000,000 preferred shares
Issued and outstanding at August 31, 2009 and February 28, 2009, 48,150,000, and 108,000,000 common shares respectively		48,150
Additional paid-in capital	-	18,742
Deficit Accumulated During the Exploration Stage	(121,014)	(121,114)
Accumulated OCI-Foreign Exchange	(101)	-
Total Shareholders’ Equity	$(54,223)	$54,222)

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

EcoEmissions Solutions Inc
(Formerly known as Resource Group Inc)
(An Exploration Stage Company)
Financial Statements
August 31, 2009

EcoEmissions Solutions Inc
(Formerly known as Resource Group Inc)
(An Exploration Stage Company)
Balance Sheets

	At August 31	At February 28
	2009	2009
	Restated	Audited

ASSETS
Current Assets
Cash	$349	$4,564

Total Current Assets	349	4,564

Total Assets	$349	$4,564

LIABILITIES & STOCKHOLDERS EQUITY
Current
Accounts Payable	$11,515	$1,326
Accrued Liabilities	1,500	3,500
Loans Payable Related Parties (Note 5)	41,557	35,127
Total Current Liabilities	54,572	39,953

STOCKHOLDERS’ EQUITY
Capital Stock
Authorized: 250,000,000 common and 10,000,000 preferred shares
Issued and outstanding at August 31, 2009 and February 28, 2009, 48,150,000, and 108,000,000 common shares respectively	48,150	108,000
Additional paid-in capital	18,742	(45,000)
Deficit Accumulated During the Exploration Stage	(121,014)	(98,389)
Accumulated OCI-Foreign Exchange	(101)
Total Shareholders’ Equity	$(54,223)	$(35,389)

Total Liabilities and Stockholders’ Equity	$349	$4,564

The accompanying notes are an integral part of these Financial Statements

EcoEmissions Solutions Inc
(Formerly known as Resource Group Inc)
(An Exploration Stage Company)
Statements of Operations
(Unaudited)

					Cumulative
	Three Month	Three Month	Six Month	Six Month	amounts from
	Period Ending	Period Ending	Period	Period	Inception April
	August 31, 2009	August 31,	Ending	Ending	2, 2007 to
		2008	August 31,	August 31,	August 31,
			2009	2008	2009

Revenue
Income	$-	$-	$-	$-	$-
Expenses
Organization Expenses					5,000
Office and Administration	969	350	1,351	1,273	5,746
Legal and Consulting Fees	3,165	7,834	10,015	31,834	54,849
Audit Fees	1,500	1,500	3,000	5,000	14,500
Directors Compensation	5,392	-	5,392	-	5,392
Filing Fees	593	433	1,314	2,317	5,093
Impairment Expense- Mining Claim	-	-	-	-	25,253
	11,619	10,117	21,072	40,424	115,833

Net Loss from Operations	11,619	10,117	21,072	40,424	115,833
Other Income
Interest Income	-		-	-	-
Other Expense
Interest Expense to Related Parties	783	455	1,553	1,460	5,181
Provision for Income Tax					-
Net Loss For The Period	$(12,402)	$(10,573)	$(22,625)	$(41,884)	$(121,014)
Basic And Diluted Loss Per Common Share	0.0001	0.0002	0.0005	0.0006
Weighted Average Number of Common Shares Outstanding	48,150,000	108,000,000	68,100,000	108,000,000

The accompanying notes are an integral part of these Financial Statements

EcoEmissions Solutions Inc
(Formerly known as Resource Group Inc)
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

			Cumulative
	Six Month	Six Month	amounts from
	Period	Period	Inception April
	Ending	Ending	2, 2007 to
	August 31,	August 31,	August 31, 2009
	2009	2008
Operating Activities
Net Income (Loss)
	$(22,625)	$(41,884)	$(121,014)
Adjustments To Reconcile Net Loss To Net Cash
Provided by Operations	-		-
Stock Issued for services	500		500
Repurchase common shares into treasury	(2,000)		(2,000)
Issue dividend in shares	5,392		5,392
Change in Assets and Liabilities	-		-
(Increase) decrease in accrued liabilities	(2,000)		1,500
(Increase) decrease in accounts payable	10,189	245	11,515

Net Cash Provided (Used) by Operating Activities	(10,544)	(41,639)	(104,107)

Net Cash Provided (Used) by Investing Activities Financing Activities		-	-
Increase (Decrease) in Related Party Notes	6,430	(48,040)
			41,557
Cash Received from issuance of stock	-	-	63,000

Net Cash Provided (Used) by Financing Activities	6,430	(48,040)	104,557
Increase (Decrease) in Cash from Continuing Operations	(4,114)	(89,679)	-
Accumulated OCI-Foreign Exchange	(101)		(101)
Cash and Cash Equivalents at Beginning of Period	4,564	97,098
			-

Cash and Cash Equivalents at End of Period	$349	$7,419	$349
Supplemental Information
Cash Paid For:
Interest	$1,553	$1,460	$5,181
Income Taxes	-	-	-
Non-Cash Activities
Company Stock repurchased, exchanged for warrants and stock cancelled	$5,392	-	$5,392

The accompanying notes are an integral part of these Financial Statements

EcoEmissions Solutions Inc
(Formerly known as Resource Group Inc)
(An Exploration Stage Company)
Statements of Stockholders’ Equity
August 31, 2009

					Deficit
				Accumulated	Accumulated
				OCI-Foreign
				Exchange
	Capital Stock		Additional		During the
	Issued		Paid-In		Exploration
	Shares	Amount	Capital		Stage	Total
	$	$	$	$	$	$
Balance Forward
December 2007 Shares issued for cash at $0.000033333	90,000,000	90,000	(87,000)			3,000
February 2008 Shares issued for cash at $0.0033333	18,000,000	18,000	42,000			60,000
Deficit for Period Ended February 29, 2008					(18,501)	(18,501)
Balance, February 29, 2008	108,000,000	108,000	(45,000)		(18,501)	44,499
Deficit for Period ended February 28, 2009					(79,888)	(79,888)
Balance, February 28, 2009	108,000,000	108,000	(45,000)		(98,389)	(35,389)
May 2009 Shares issued for consulting services 150,000 at $0.0033333	150,000	150	350			500
May 2009 Shares purchased from directors at $0.000033333 and cancelled	(60,000,000)	(60,000)	58,000			(2,000)
June 2009-“288,000 Warrants issued as compensation to directors (note 6)”			5,392			5,392
Deficit for 6 month Period August 31, 2009					(22,625)	(22,625)
Balance August 31, 2009	48,150,000	48,150	18,742		121,014	(54,122)
Accumulated OCI-Foreign Exchange				(101)		(101)
Totals August 31, 2009	48,150,000	48,150	18,742	(101)	(121,014)	(54,223)

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

RESTATED FINANCIAL STATEMENTS

The Company has restated it financial statements for the quarterly period ended August 31, 2009. The changes incurred on the Balance Sheet and the Statement of Shareholders Equity. On the Balance Sheet, Loans Payable - Related Parties and Loans Payable - Other are combined in the Restated Financial Statements. This change was made because Loans Payable-Others were actually related parties. In addition a line item was added on the Balance Sheet and the Statement of Shareholders Equity titled Accumulated OCI-Foreign Exchange and $101, this amount being transferred from and reducing the Deficit Accumulated During the Exploration Stage to $121,014, in aggregate, the total amount being $121,114 as previously reported. No changes to the Income or losses previously reported. The Company's summarized financial statements comparing the restated financial statements to those originally filed are as follows:

BALANCE SHEET
LIABILITIES & SHAREHOLDERS EQUITY
CURRENT
	Restated	Original

Accounts Payable	$11,515	$11,514
Accrued Liabilities	1,500	1,500
Loans Payable Related Parties (Note 5)	41,557	38,667
Loans Payable - Others	-	2,907
Total Current Liabilities	$54,572	$54,588

BALANCE SHEET
STOCKHOLDERS’ EQUITY
Capital Stock
Authorized: 250,000,000 common and 10,000,000 preferred shares
Issued and outstanding at August 31, 2009 and February 28, 2009, 48,150,000, and 108,000,000 common shares respectively		48,150
Additional paid-in capital	-	18,742
Deficit Accumulated During the Exploration Stage	(121,014)	(121,114)
Accumulated OCI-Foreign Exchange	(101)	-
Total Shareholders’ Equity	$(54,223)	$54,222)

In addition, Note 6 has been restated to reflect the above changes

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. At August 31, 2009, the Company had $349 in funds in deposits in a business bank account, which are not insured by agencies of the U.S. Government.

Estimates

Preparing the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 3 - BASIS OF PRESENTATION – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles (“GAAP”) in the United States of America, which contemplates the Company’s continuation as a going concern. However, the Company has minimal business operations to date and losses of approximately $121,014. These matters raise substantial doubt about its ability to continue as a going concern. In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon its ability to meet its financing requirements, raise additional capital, and the success of its future operations. The Company acquired operating capital through equity offerings to the public and through the sale of notes to related parties, to fund its business plan. There is no assurance that the funds received will be sufficient to assure the Company’s eventual profitability. Management believes that actions planned and presently being taken to revise it’s operating and financial requirements provide the opportunity for it to continue as a going concern. The financial statements do not include any adjustments that might result from these uncertainties.

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

Period Ending	Estimated NOL Carry-forward	Estimated Tax	NOL Expires	Benefit from NOL	Changes in and Valuation Allowance	Net Tax Benefit
February 28, 2009	$93,389		2029	($14,008)	($14,008)	-

August 31, 2009	$121,014		2029	($18,152)	($18,152)	-

Income taxes at the statutory rate are reconciled to the Company’s actual income taxes as follows:

Income tax benefit at statutory rate resulting from NOL carry-forwards	(15%)
Deferred income tax valuation allowance	15%
Actual tax rate	0%

NOTE 5 – LOANS PAYABLE - RELATED PARTY LOANS

In November 2007, the Company sold to two officers/director of the Company, secured one year, 10% Promissory Notes (the “Notes), amounting to in aggregate $80,000.00, due November 12, 2008. The notes

NOTE 5 – LOANS PAYABLE – RELATED PARTIES – CONT’D

were pursuant to a Purchase Agreement and Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder. Subsequent to the making of the Notes, on December 1, 2007, the note holders agreed to convert $1,500 each, in aggregate $3,000 of the face value of the Notes into 3,000,000 shares of common stock of the Company at a price per share of $0.001, leaving $77,000 plus accrued interest outstanding In March 2008, the Company repaid $49,500, leaving $27,500 principal plus accrued interest payable.

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

On May 29, 2009, an amount of $1,000 each, in aggregate $2,000 in additional notes payable were issued by the Company to the two officers/director to fund the repurchase cost of 60,000,000 post-split shares of Company’s common stock owned by these two directors. Following the repurchase, the 60,000,000 shares were cancelled. On May 31, 2009 the loans payable amounted to $33,500 plus accrued interest of $5,167, in aggregate $38,667.

Up to August 31, 2009 the Company received loans from a business consultant totalling $2,907 described as Loans Payable Related Parties. These loans were without defined interest and without defined payment terms. Subsequent to this quarter, Loan Agreements were entered into which clarified and confirmed the terms and conditions. Up to August 31 2009, the outstanding amount of $2,907 is without interest. Commencing December 1, 2009 the outstanding amount and subsequent amounts, if any, become repayable on demand, interest will accrue at a rate of 10% per annum and if earlier demand for payment is not made, the loans are payable November 30, 2011.

NOTE 6 – PURCHASE AND CANCELLATION OF COMMON SHARES AND ISSUANCE OF SHARE PURCHASE WARRANTS

On May 29, 2009 the Company reached and agreement with two officers/directors to purchase 30,000,000 post-split shares from each, in aggregate 60,000,000 shares of the Company’s $0.001 par value stock at the original paid issuance price of $0.001 per share, plus future considerations. In settlement of the future considerations provision of the transaction, the Company agreed to issue them 144,000 fully vested two-year share purchase warrants each, in aggregate a total of 288,000, each of which grant the right to purchase one common share of the Company $0.001 par value stock for $0.50 per share. The fair value of the warrants of $5,392 was determined using the Black-Scholes option-pricing model, using the following assumptions:

Expected volatility	100%
Expected dividends	0%
Expected term (in years)	2
Risk-free rate	5%

The full fair values of the warrants have been expensed in this quarter. The warrants are exercisable at any time after the issuance date of May 29, 2009.

The transaction in aggregate totalled $7,392 consisting of $2,000 paid to the officers/directors for the post-split 60,000,000 shares and an amount of $5,392 which was expensed on the income statement as directors compensation, the deemed value of the share purchase warrants based on the result of a Black-Scholes Model calculation.

NOTE 6 – PURCHASE AND CANCELLATION OF COMMON SHARES AND ISSUANCE OF SHARE PURCHASE WARRANTS (CONTINUED)

On May 29, 2009 the Company issued 150,000 post-split common shares to a consultant for services rendered valued at $500

One June 8, 2009 the shareholders approved a stock split effected in the form of a stock dividend of 30 for 1 on its shares and warrants. All shares and warrants in these financial statements have been recalculated to give effect to the stock dividend.

NOTE 7 – MEMORADUM OF UNDERSTANDING TO ACQUIRE 100% OF THE COMPANY

On June 1, 2009 the Company entered into a Memorandum of Understanding with EcoEmissions System, Inc of Tempe Arizona (ECO) to acquire 100 % of ECO subject to ECO completing an independent audit of it financial records and other conditions precedent. At the date of this report the financial information was incomplete and no further actions had been taken to complete the transaction.

NOTE 8 - SPECIAL SHAREHOLDERS MEETING, APPOINTMENT OF NEW DIRECTORS AND OFFICERS

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

NOTE 9 – COMMON STOCK

In June 2009, the Company issued a 30 for 1 roll forward share dividend to all shareholders. The following share values and numbers of shares reflect the result of the roll forward.

December 2007 - Shares issued to directors for cash at $0.000033333	90,000,000
February 2008 - Shares issued for cash to S-2 purchasers at $0.0033333	18,000,000
May 2009 - Shares issued for consulting services at $0.0033333	150,000
May 2009 - Shares purchased at $0.000033333 from directors and cancelled	(60,000,000)

NOTE 10 - SUBSEQUENT EVENTS

On December 7, 2009 the Company filed on Edgar with the United States Securities and Exchange Commission an 8-K which provided additional details precedent to the Company’s completion of the acquisition of EcoEmission Systems Inc discussed in Note 8 to these Financial Statements.

On January 26, 2010, the Company filed an 8-K with the Securities and Exchange Commission (SEC) disclosing that the Company became aware its 10-Q filing for the period ended August 31, 2009 contained inconsistencies in the financial information that was filed. As a result, the Board of Directors of the Company concluded that its previously issued financial statements for the six-month period ended August 31, 2009,

The Company has reviewed subsequent events up to and including April 5, 2010 the date on which the financial statements were available to be issued, and determined that except for those events disclosed herein, no subsequent events have occurred

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Interim Periods

For the three month period June1, 2009 to August 31, 2009 and comparable period in 2008

We reported no revenues for the three months June 1, 2009 to August 31, 2009 compared to nil during the comparable period ending August 31, 2008

For the three months period June 1, 2009 to August 31, 2009 our net loss from operations was $12,402 compared to $10,573 during the comparable three months ended August 31, 2008. The increase of $1,829 in the August 31, 2009 period was due to increase in office and administrative expenses of $619, director compensation of $5,392, filing fees of $160, and interest amounting to $93, partially offset by a decrease in legal and consulting of $4,669.

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

For the six month period March 1, 2009 to August 31, 2009 and comparable period in 2008

We reported no revenues for the six months March 1, 2009 to August 31, 2009 compared to nil during the comparable period ending August 31, 2008

For the six-month period March 1, 2009 to August 31, 2009, our net loss from operations was $22,6 25 compared to $41,884 during the comparable six months ended August 31, 2008. The decrease of $19,352 in the August 31, 2009 period was due primarily to a decrease in legal and consulting fees amounting to $21,819, audit fees of $2,000, filing fees of $1,003 partially offset by an increase in office and administration of $78, Directors Compensation of $5,392 and interest costs amounting to $93. In the comparable period ending August 31, 2008 our expenses included those incurred for the writing and filing of an S-1 registration.

During the Period from Incorporation April 2, 2007 to August 31, 2009 we recognized net losses from operations totalling $121,014 made up of organization expenses of $5,000, office and administration expenses of $5,746, legal and consulting amounting to $54,849, audit fees of $14,500, filing fees of $5,159, directors compensation of $5,392, impairment expenses of our mining claim asset amounting to $25,253 and interest expense of $5,181.

At August 31, 2009 we had working capital of -$54,223 compared to working capital of -$35,389 at February 29, 2009. At May 31, 2009 our total assets consisted of cash of $349. This compares with total assets of cash only amounting to $4,564 on February 28, 2009 During the period ended February 28, 2009 we recognised a 100% asset impairment write down of our mineral property amounting to $25,253.

At August 31, 2009, our total current liabilities amounting to $54,572, made up of $41,557 loans payable to related parties, $1,500 of accrued liabilities due to our auditors, and $11,515 to accounts payable to others, compared to total liabilities at February 29, 2009 amounting to $39,953 made up of loans payable to related parties 35,127, accrued liabilities amounting to $3,500 due to our auditors and $1,326 accounts payable.

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

* Incorporated by reference to our Form S-1 Registration Statement, file number 333-450463, filed on May 27, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 3rd day of May, 2010.

Date: May 3, 2010

EcoEmissions Solutions Inc

_________________________________

By: /s/ Larry Lorenz

Name: Larry Lorenz, President/Chief Executive Officer and Director

By: /s Thomas Crom

__________________________________

Name: Thomas Crom, Secretary, Chief Financial Officer, Principal Financial Officer and Director