Form 10-K
period 2010-02-28
Ecoemissions Solutions Inc.
filed 2010-06-16
CIK 1432994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2010

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to ____________

ECOEMISSIONS SOLUTIONS INC
(Exact Name of Registrant as Specified in its Charter)
Formerly know as
RESOURCE GROUP, INC.

Delaware	333-150463	80-0154562
(State or Other Jurisdiction of Incorporation)	(Commission File Number)	(I.R.S. Employer Identification Number)

3250 Oakland Hills, Fairfield California, 94534
(Address of Principal Executive Offices) (Zip Code)

Former address
600 Parker Road, Fairfield California 94533

707 208-6368
(Registrant's Telephone Number, including Area Code)

SECURITES REGISTERED PURUANT TO SECTION 12(b) OF THE ACT: None

SECURITES REGISTERED PURUANT TO SECTION 12(g) OF THE ACT:
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

Indicate by check mark whether the registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act. Yes [ ] No [x ]

State issuer's revenues for its most recent fiscal year: Nil

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

Common Shares outstanding as of February 28, 2009 and June 15, 2010:              48,150,000

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

We are authorized by our Articles of Incorporation to issue 250,000,000 shares of common stock and 10,000,000 shares of blank cheque preferred stock, par value $0.001 per share. As of May 25, 2010, there were 48,150,000 shares of common stock issued and outstanding and no preferred stock.

As of the date of this 10K filing, we have not had any revenues, have not begun operations and we have cash assets only. On April 25, 2008 the Company filed an S-1 Registration Statement which proposed to register 600,000 common shares of the Company’s stock.

On May 27, 2008 our Registration Statement on Form S-1, commission file number 333-150463, became effective and qualified 600,000 shares of the Company’s common sold in February 2008 in accordance with the requirements of Section 4(2) offering under the Securities Act of 1933, as amended and Rule 502 promulgated thereunder. There were no underwriters for this offering.

In June 2008, the Company filed a 15c211 requesting a trading symbol on the OTC Bulletin Board. On July 23, 2008 the Company received confirmation from FINRA that the Company’s 15C211 had been cleared for an unpriced quotation on the OTC Bulletin Board and the Pink Sheets on trading Symbol is RSOG.

As a consequence of the limited opportunities for funding available to an exploration stage company in the resource industry, the directors determined that better opportunities were available in the industrial sector. In our May 31, 2009 10-Q filing were reported an opportunity had been presented and was being studied by the board of directors.

On June 1, 2009 the directors voted to accept an offer from EcoEmission Systems Inc of Tempe, AZ to enter into a Memorandum of Understanding (MOU). On June 9, 2009 we filed an 8-K with the Securities and Exchange Commission (SEC) disclosing the entry into the MOU, the resignation of our officers James Geiskopf and Ken Greenlaw, the appointment of Mr. Thomas Crom and Mr. Larry Lorenz as Directors of the Company and Mr. Lorenz was appointed to positions of President and Chief Executive Officer, while Mr. Crom was appoint Secretary, Treasurer and Chief Financial Officer. The merger is subject to Ecoemissions Systems completing their audit and other requirements contained within the MOU. On December 4, 2009 we filed an 8-K providing additional information concerning the merger and EcoEmissions Systems, Inc.

On June 2, 2009, at a special meeting of shareholders, the shareholders approved the Company’s name change to EcoEmissions Solution Inc, the increase of our authorized capital to 250,000,000 shares of common stock, par value $0.001 per share and 10,000,000 shares of blank cheque preferred stock, par value $0.001 per share, the Company’s issued and outstanding shares were rolled forward on a 30 for 1 basis and the number of directors were changed to a minimum of 2 and a maximum of 7. Effective June 2009 our trading symbol issued by FINRA is ECMZ.

On June 4, 2009 the Company sold its Strohn Creek mineral property.

The Company’s focus will be the business conducted by Eco. See business description of Eco Emissions Systems below under BUSINESS DESCRIPTION OF ECOEMISIONS SYSTEMS. INC (“ECO”)

As at the date of this report there has been limited trading of our shares. We do have stock available in the public float. Investors should be aware their investment in our securities is not liquid; there is the probability they will be unable to sell their shares and their investment will be lost.

Subsequent to the end of this fiscal year February 28, 2010, the company filed an 8-K on May 3, 2010 stating that the escrow agreement discussed in the SEC form 8K filing of December 8, 2009 concerning the sale of the shares of the Company has been successfully completed, that the resignation of Mr. Ken Greenlaw has been accepted as part of this agreement, and the Company and EcoEmissions Solution Inc are continuing with the completion of other portions of the previously disclosed agreement (MOU) relating to the purchase of Ecoemissions Systems, Inc, a Nevada corporation.

At this time, we do not have sufficient funds on hand to carry our normal operations for the next twelve (12) months, however, for the past twelve months our operations have been funded from related party loans and we have verbal commitment for the next 12 month period. Our short and long-term survival is dependent on funding from sales of securities as necessary, loans from related parties or from shareholder loans, and thus, to the extent that we require additional funds to support our operations or the expansion of our business, we may attempt to sell additional equity shares or issue debt, although there is no assurance that we will be successful. Any sale of additional equity securities will result in dilution to our stockholders.

Current Business Description of EcoEmissions Solutions Inc.

Since June 2, 2009 the Company has been involved in the pollution control business as a result of it’s agreements with EcoEmissions Systems Inc of Tempe, AZ (Eco) to enter into a Memorandum of Understanding (MOU). On June 9, 2009 we filed an 8-K with the Securities and Exchange Commission (SEC) disclosing the entry into the MOU, the resignation of our officers James Geiskopf and Ken Greenlaw, the appointment of Mr. Thomas Crom and Mr. Larry Lorenz as Directors of the Company and Mr. Lorenz was appointed to positions of President and Chief Executive Officer, while Mr. Crom was appoint Secretary, Treasurer and Chief Financial Officer. The merger is subject to Eco completing their audit and other requirements contained within the MOU. On December 4, 2009 we filed an 8-K detailing the conditions to be meet prior to the completion of the merger. Under Notes to Financial Statements - Note 9 - Subsequent Events we reported that on May 10, 2010 the Company filed on Edgar with the United States Securities and Exchange Commission an 8-K which provided additional details precedent to the Company’s completion of the acquisition of EcoEmission Systems Inc. In this 8-K disclosure the Company announced that the escrow agreement concerning the purchase of certain shares of the Company’s stock as disclosed in its SEC filing of December 8, 2009 has been completed.

As a result of the MOU (i) Eco will become a wholly-owned subsidiary of the Company, (ii) the Company will have succeeded to the business of Eco which is the design, supply, and manufacturing of innovative, easy to install Catalyst Injection Systems™ providing performance benefits and exhaust emissions reduction for diesel engines.

We include in this filing, information pertaining to Eco including Business Description, Products and Services, Markets and Customers, and Competition. All other information reflects the current status of EcoEmissions Solutions, Inc the reporting Company.

BUSINESS DESCRIPTION OF ECOEMISIONS SYSTEMS. INC (“ECO”)

     Company Overview. Eco Emissions Systems, Inc ("Eco"), incorporated in the State of Nevada on June 16, 2008 intends to manufacture innovative, easy to install Catalyst Injection Systems™ ("CIS")(trademark pending) for diesel engines providing performance benefits and exhaust emissions reduction.

     Industry and Product Overview. Diesel owners and operators are continuously seeking better ways to harness the maximum production from their equipment. Eco intends to improve the design of existing combustion catalyst systems to provide a reliable solution to the core problem of inefficient combustion inside the combustion chamber. Eco’s system will be designed to work with all internal combustion engines, from an individual's personal diesel car or truck to the largest diesel engines in the world.

     Eco’s primary strategy centers on the development, manufacture and worldwide sale of products that support clean air initiatives and increase fuel economy. In pursuing that objective, we are committed to developing products that also improve engine performance and justify their purchase both environmentally and economically.

     Customers will be compelled to use our products for one or two reasons: fuel savings and/or pollution reduction. In most applications Eco believes the customer will save $2 to $4 per year (in fuel costs) for every dollar spent on our system, enabling us to offer users a solution that will literally pay for itself. In addition, Eco anticipates customers will experience a substantial reduction in pollution emissions.

     Eco’s basic products will be specially formulated catalytic fluids that include certain noble metals in a true solution, injected in mist form directly into a diesel or petrol engine's combustion chamber via the air stream using a specially designed delivery system. Eco will distinguish itself technologically by improving on existing designs of delivery systems to more efficiently, effectively, and reliably deliver the catalyst fluid into the engine prior to combustion

     Market Overview. Eco plans to pursue an aggressive and systematic marketing and sales strategy to fully exploit the market potential for our products.

     The diesel engine market is particularly suitable for the Eco’s technology because such engines are largely used for industrial purposes that require that the engines run for long periods of time at a relatively constant speed. Under these conditions, end users consistently obtain the benefits of catalyst combustion systems.

     Product Testing and Success. To serve some of the varied markets for its products and in particular the State of California, the Company requires certain government and industry verifications or certifications.

     The applicable government and industry standards are designed to insure products provide minimum emission reductions in particulate matter ("PM") as well as provide incentives for those products that reduce specific emissions of nitrous oxide ("NOx").

     Each governmental agency (local, federal, and foreign) will set the criteria for its own verification; however, they all generally use the same test protocol (ISO 8178) for emission testing. Each such agency will require independent testing at an approved laboratory. To the extent that the Company can leverage any similarity its products have to previously certified/verified offerings, it will do so to the fullest extent allowable in an effort to minimize costs associated with such processes and diminish the time required to obtain the regulatory findings it seeks.

     Eco’s products require verification and certification from certain domestic regulatory agencies, including the California Air Resource Board ("CARB"), the Environmental Protection Agency ("EPA") and the Mine Safety Health Administration ("MSHA") prior to sales in certain states and/or to certain industries or to qualify such sales for states’ environmental tax credits. Based upon our knowledge of the technologies available today and how they have fared with regulatory agencies coupled with our product design improvement strategies, Eco is confident that its products will satisfy the applicable government standards, but there is no assurance when or if verification or certification with these various agencies will be obtained. Other industries such as off-road construction, farming, mining industries, as well as marine applications, in certain states and locations are currently able to use Eco’s products without further governmental verification or certification.

     Eco will also apply for EPA and MSHA verifications. EPA verification is handled through the Environmental Technology Verification process, which tests technologies to verify that the technologies achieve stated performance levels. MSHA tests products, documents pollution reduction, and then shares information on the products and their results with the U.S. mines it monitors. MSHA's goal is to promote technologies that reduce pollution, in an effort to improve the harsh environment for mine workers. MSHA results are viewed and acknowledged by mines around the world.

     Products. Combustion catalyst systems use the same principle as a catalytic converter, but attack the source of the problem inside the combustion chamber versus trying to catch the problem in the exhaust occurring after the combustion event. The catalytic properties of platinum and other noble metals, when delivered to the right place at the right time and in the right form, significantly enhance the combustion process in order to convert pollution into production. See, "RISK FACTORS—Importance of Proprietary Rights."

     Diesel Fuel System. The Company intends to manufacture a full range of products applicable to any type of diesel machinery—off-road construction equipment, marine, buses, delivery trucks, drilling rigs, garbage trucks, generators, etc. Our diesel products will be specifically designed for easy installation and limited maintenance.

     Product Benefits. Combustion catalyst systems achieve low emissions levels and improved engine performance by causing a greater percentage of fuel to burn in the combustion chamber, where it is converted into power, rather than in the exhaust system, where it is merely converted into pollutants. See, "RISK FACTORS—Increased Competition."

     Specifically, the benefits offered by such systems include reduced fuel costs and reduced pollutants.

Reduced fuel costs. Fuel burning efficiencies caused by the catalyst routinely allow the engine to do the same amount of work while burning 10% less fuel. Eco’s products are designed to provide significantly greater fuel efficiency by causing more of the fuel to be burned within the combustion chamber power stroke. Harmonic testing shows that a catalyst allows a greater amount of the hydrocarbon chain to burn at a lower temperature, meaning that more of the burn takes place during the "power stroke cycle" of the engine rotation and less during the "smoldering after-burn" that occurs during the exhaust cycle. By creating a higher, more efficient burn percentage during the "power stroke," the user has the choice of increasing the torque or reducing the engine’s fuel consumption.

     Increased torque. A more complete combustion means more energy for the power stroke, resulting in increased torque. This extra torque can be harnessed and used to increase productivity, improve cycle time, and reduce costs per hour of operation.

     Reduced exhaust emissions. Reduced diesel emissions is a primary goal of the EPA, CARB, state governments, and many international and other air quality regulatory agencies. Diesel engines are cited with producing 26% of total hazardous particulate air pollution and a surprising 66% of on-road particulate production. They are also credited as the source of 20% of total indoor nitrogen oxides and as responsible for 26% of on-road NOx. A study sponsored by the Boston-based Clean Air Task Force to study diesel exhaust and its effects on humans came to the conclusion that 20,000 people die prematurely every year due to diesel fumes. Eco’s solution will enable any large diesel engine user to pollute less.

     Reduced engine wear. Incomplete combustion leaves unburned hydrocarbon deposits throughout an engine, causing engine wear and increasing maintenance costs over time. Catalyst will clean hydrocarbon residue by oxidizing pre-existing hydrocarbons and then will inhibit future buildup, thereby extending engine life, reducing premature engine rebuilds, and providing savings on parts, downtime, and labor.

     Vibration also takes a toll on engine efficiency and engine longevity. The more complete combustion achieved with catalyst is smoother and more even, translating directly into less overall vibration, less strain on rod bearings and main bearings, and, potentially, longer engine life.

     Competition. Although after-market products like catalytic fuel additives that attempt to increase fuel combustion or to reduce emissions exist, they have not been very effective since they do not introduce the catalyst in the right form, in the right amount, in the right place, or at the right time in the combustion process. See, "RISK FACTORS—Increased Competition."

Eco believes it can secure a unique position in the marketplace because it will manufacture and market a technology that reduces pollution and improves engine performance. Specifically, Eco believes our products will have the following competitive advantages:

  They are not fuel additives. The fluid will be added directly to the combustion chamber prior to combustion.

  Eco’s intent to improve upon a system design that catalyzes fuel hydrocarbons during injection into the engine's combustion chamber is intended, in part, to establish a price advantage over competitors and improve the prospects for adoption at the OEM level.

  Eco’s products will provide superior performance in boosting torque, improving fuel efficiency, and diminishing pollution emissions.

  Eco’s products will be designed to maximize service intervals, thereby lowering maintenance costs.

Our primary known competitors can be categorized as follows:

     Manufacturers of fuel additives. While these manufacturers may be competing for the same customer, management does not believe they offer a comparable product. They are mixed in the fuel in the tank and must remain inert in the fuel until the fuel begins to burn. This greatly reduces the engine cleansing ability and the ability to speed up the combustion processes.

     Clean Diesel Technologies, Inc. Clean Diesel is a small, publicly traded company that will require additional financing for a sustained rollout of its product, which is added to the fuel before reaching the combustion chamber. Clean Diesel has obtained various regulatory verifications with respect to its products. Clean Diesel's best results come when using its fuel additive in combination with a post-combustion Diesel Oxidation Catalyst ("DOC"). The fuel additive needs to be added with every tank, while our product will be designed to last at least 400 hours before a new bottle of catalyst would be required. When the price of the DOC is added to the fuel additive, Clean Diesel’s solution would be five times more costly than ours, based upon current projections.

     Manufacturers of post-combustion products. These companies make products such as diesel oxidation catalysts and diesel particulate filters. In general, they all focus on reducing emissions after combustion has occurred. As a result, they adversely affect fuel economy and horsepower. They do however provide the opportunity to use our product, reducing the effect on fuel economy and providing optimum results in emissions reductions.

     Alternative Fuels. These consist primarily of ethanol and bio-diesel fuels. These produce some emission reductions; however, there is also a power loss and increase in NOx that can be associated with them. These fuels are not price competitive without great government subsidies. The federal government is beginning to reduce these subsidies at this time.

     Market Development. In general, Eco’s system will be designed for use with all diesel engine applications. However, Eco anticipates that the most significant cost reductions will be experienced in applications where the engine operates continuously at a steady power level, such as electrical power generators. Therefore, Eco’s key target markets include the end-users/owners of:

  Electrical Power Generators
  Mining and Construction Equipment
  Shipping and Transportation Equipment, including Buses
  Marine Equipment
  Agricultural Equipment, including Diesel-powered Irrigation Water Pumps
  Military Equipment
  Municipal Equipment and Trucks

     The Eco’s markets are worldwide in scope. Governmental regulations requiring more stringent environmental controls on vehicle and equipment operations continue to restrict permissible pollutants. While domestic environmental regulations, including federal, state and local laws, increase the necessity for products like ours, the growing trend internationally toward more stringent pollution laws will expand our potential customer base. For instance, China has announced that it will blacklist cities that fail to reach the national air quality standard, according to a senior official of the country's environmental agency. The list will be announced regularly to warn cities of deteriorating air quality. As a penalty, they will issue risk warnings to investors who consider investing in the cities that have been blacklisted for several consecutive years.

     This potential market overseas is magnified by the fact that much of the equipment used in many foreign countries is older with fewer currently existing pollution control mechanisms than similarly used domestic equipment. See, "RISK FACTORS—Ability to Respond to Regulatory Change."

     Sales Strategy. Eco plans to market and sell its products and will implement distribution agreements with reputable distributors that have proven themselves within their territories and industry segments. See, "RISK FACTORS—Ability to Manage Change; Development-Stage Company; Limited Operating History."

     Governmental Regulation. Eco’s Management does not believe there are any significant governmental regulations impacting or threatening to impact its operations. Furthermore, it does not believe there are any material effects of complying with applicable federal, state, or local laws and regulations that govern any anticipated business activities of the Eco.

     However, federal, state and international government regulation could have a significant impact on the desirability and acceptance of the Eco's products in the market place. Eco will attempt to design our products to address certain pollution control mandates from regulatory authorities. Accordingly, Eco will continue to monitor such authorities to understand their requirements and also confirm that, when used properly, Eco’s products will continue to satisfy the same. In the event and to the extent such regulatory requirements change, Eco may be required to modify or improve our products accordingly. In addition, with respect to international regulation, Eco will need to monitor the political climate to make sure that our products will be acceptable and price competitive in foreign jurisdictions, where local companies may be provided with advantages from their own governments. In such markets, Eco’s marketing and sales efforts will have to be designed to help Eco remain a viable and competitive option to potential customers. See, "RISK FACTORS—Ability to Respond to Regulatory Change; Risks From International Operations; Development-Stage Company; Limited Operating History."

The Technology

EcoEmissions Systems, Inc. (Eco) has the core management, important customers and the distributor network for a revolutionary product that has repeatedly been shown to be successful to significantly reduce fuel consumption for diesel engines while simultaneously dramatically reducing harmful exhaust emissions. EcoEmissions Systems, Inc. owns core knowledge of design, manufacture, intellectual property, marketing and sales as well as a strong distributor base and all important customers.

EcoEmissions Systems, Inc. provides cost-effective, emissions compliance solutions for diesel fleet owners. Eco designs, manufactures and sells proprietary products that reduce harmful exhaust emissions and increase the fuel efficiency of “off-road,” “on-road” and “stationary” diesel engines. Eco’s flagship product, the EES Process, can generally be easily installed in the field on virtually any diesel engine in less than three hours by a qualified technician. Once installed, the EES Process has been shown to:

  Reduce the amount of harmful pollutants exhausted by a diesel engine.
  Decrease the amount of fuel consumed by a diesel engine.
  Increase the amount of available power produced by a diesel engine.
  Extend engine life by reducing internal soot buildup, improving engine harmonics and reducing operating temperatures.

The EES Process has been shown to reduce harmful emissions and fuel consumption. The EES Process is a pre-combustion emissions control device that injects a platinum-based catalyst in the form of an aerosol mist directly into the engine’s air intake duct via a catalyst delivery system. The intake air mixes with the catalyst and is transported to the combustion chamber where it begins a cleansing process in the engine. As the engine becomes free of carbon buildup, the catalyst begins to react with the incoming fuel. Efficiencies in this process reduce fuel necessary to do the job, reduce exhaust temperatures, and greatly reduce unburned pollutants that enter the atmosphere. In addition, the performance of power reducing products such as catalytic converters and diesel particulate filters can be enhanced by the addition of the EES Process.

BANKRUPTCY OR SIMILAR PROCEEDINGS

The Company has not been the subject of a bankruptcy, receivership or similar proceedings.

MARKETS AND CUSTOMERS PERTAINING TO ECO

Market Development. In general, Eco’s system is be designed for use with all diesel engine applications. However, Eco anticipates that the most significant cost reductions will be experienced in applications where the engine operates continuously at a steady power level, such as electrical power generators. Therefore, Eco’s key target markets include the end-users/owners of:

  Electrical Power Generators
  Mining and Construction Equipment
  Shipping and Transportation Equipment, including Buses
  Marine Equipment
  Agricultural Equipment, including Diesel-powered Irrigation Water Pumps
  Military Equipment
  Municipal Equipment and Trucks

     The Eco’s markets are worldwide in scope. Governmental regulations requiring more stringent environmental controls on vehicle and equipment operations continue to restrict permissible pollutants. While domestic environmental regulations, including federal, state and local laws, increase the necessity for products like ours, the growing trend internationally toward more stringent pollution laws will expand our potential customer base. For instance, China has announced that it will blacklist cities that fail to reach the national air quality standard, according to a senior official of the country's environmental agency. The list will be announced regularly to warn cities of deteriorating air quality. As a penalty, they will issue risk warnings to investors who consider investing in the cities that have been blacklisted for several consecutive years.

This potential market overseas is magnified by the fact that much of the equipment used in many foreign countries is older with fewer currently existing pollution control mechanisms than similarly used domestic equipment.

Sales Strategy. Eco plans to market and sell its products and will implement distribution agreements with reputable distributors that have proven themselves within their territories and industry segments.

COMPETITION PERTAINING TO ECO

Eco understands that, although after-market products like catalytic fuel additives that attempt to increase fuel combustion or to reduce emissions exist, they have not been very effective since they do not introduce the catalyst in the right form, in the right amount, in the right place, or at the right time in the combustion process.

Eco believes it can secure a unique position in the marketplace because it will manufacture and market a technology that reduces pollution and improves engine performance. Specifically, Eco believes our products will have the following competitive advantages:

  They are not fuel additives. The fluid will be added directly to the combustion chamber prior to combustion.

  Eco’s intent to improve upon a system design that catalyzes fuel hydrocarbons during injection into the engine's combustion chamber is intended, in part, to establish a price advantage over competitors and improve the prospects for adoption at the OEM level.

  Eco’s products will provide superior performance in boosting torque, improving fuel efficiency, and diminishing pollution emissions.

  Eco’s products will be designed to maximize service intervals, thereby lowering maintenance costs.

Our primary known competitors can be categorized as follows:

     Manufacturers of fuel additives. While these manufacturers may be competing for the same customer, management does not believe they offer a comparable product. They are mixed in the fuel in the tank and must remain inert in the fuel until the fuel begins to burn. This greatly reduces the engine cleansing ability and the ability to speed up the combustion processes.

     Clean Diesel Technologies, Inc. Clean Diesel is a small, publicly traded company that will require additional financing for a sustained rollout of its product, which is added to the fuel before reaching the combustion chamber. Clean Diesel has obtained various regulatory verifications with respect to its products. Clean Diesel's best results come when using its fuel additive in combination with a post-combustion Diesel Oxidation Catalyst ("DOC"). The fuel additive needs to be added with every tank, while our product will be designed to last at least 400 hours before a new bottle of catalyst would be required. When the price of the DOC is added to the fuel additive, Clean Diesel’s solution would be five times more costly than ours, based upon current projections.

     Manufacturers of post-combustion products. These companies make products such as diesel oxidation catalysts and diesel particulate filters. In general, they all focus on reducing emissions after combustion has occurred. As a result, they adversely affect fuel economy and horsepower. They do however provide the opportunity to use our product, reducing the effect on fuel economy and providing optimum results in emissions reductions.

     Alternative Fuels. These consist primarily of ethanol and bio-diesel fuels. These produce some emission reductions; however, there is also a power loss and increase in NOx that can be associated with them. These fuels are not price competitive without great government subsidies. The federal government is beginning to reduce these subsidies at this time.

RISKS RELATED TO OUR BUSINESS AND OUR INDUSTRY

RISK FACTORS

     The purchase of Shares involves various elements of risk including, but not limited to, the risk factors discussed below. Prospective investors should carefully consider the following risks before making an investment decision.

     Need for Funding. We presently need additional financing to fund our immediate and future operations. The Company currently has no cash available for its operations and is dependent upon proceeds of the sale of its securities to fund its current and proposed operations.

     Need for Additional Funding. There can be no assurance that the financing offered in a public traded company will be sufficient to fully fund the Eco’s future operations. Accordingly, we expect that we may need to continue raising funds to fully develop and market our products. Future issuances of additional securities may be on more favorable terms than the Shares offered in this offering. We may also seek debt financing. We cannot, however, predict the timing or amount of our capital requirements at this time. The amount of additional capital that may be required is dependent upon, among other things, the expansion of existing financial resources, the availability of other financing on favorable terms, and future operating results. Of course, there can be no assurance that additional financing will be available, or if available, on acceptable terms. The Company's inability to raise financing when needed would have a material adverse effect on our business, financial condition, and results of operations.

     Development Stage Company; Limited Operating History. Eco is a development stage company formed in 2008. Thus, we have a limited operating history. Any potential investor should evaluate the Company in light of the expenses, delays, uncertainties, and complications typically encountered by early-stage businesses, many of which will be beyond our control. Eco’s planned expense levels are and will continue to be based in part on Eco’s expectations concerning future revenue, which is difficult to forecast accurately based on our stage of development. Eco may be unable to adjust spending in a timely manner to compensate for any unexpected shortfall in revenue. To the extent that these expenses precede or are not rapidly followed by a corresponding increase in revenue, our business, operating results, and financial condition may be materially and adversely affected. Because Eco is a small company with limited working capital, Eco outsourced manufacturing activities to minimize costs. Currently, Eco’s network for product distribution is in the beginning stages of development both domestically and internationally. Failure to obtain governmental certification or verification could have a material adverse effect on Eco’s business. Moreover, lobbying efforts by other parties selling competing alternative products may succeed in promulgating new federal, state and international regulations that could render Eco’sproducts less desirable.

Future revenues and operating results may fluctuate as a result of our being a development stage company and other factors, including the demand for the Company's products and services, the timing and cost of new product and service introductions and product enhancements, changes in the mix of products and services sold and in the mix of sales by distribution channels, the size and timing of customer orders, changes in pricing policies by the Company or its competitors, changes in foreign currency exchange rates, execution of new agreements with distributors, regulatory conditions in the industry and general economic conditions. Many of the factors that could impact our financial results are not within the Company's control and could have a material adverse effect on our business. Accordingly, there can be no assurance that the Company will be profitable in the future. See, "BUSINESS—Market Development; Operations."

Eco faces competition and technological advances by competitors.

     There is significant competition among companies that provide solutions for pollutant emissions from diesel engines. Several companies market products that compete directly with our products. Other companies offer products that potential customers may consider to be acceptable alternatives to our products and services. We face direct competition from companies with greater financial, technological, manufacturing and personnel resources. Newly developed products could be more effective and cost efficient than our current or future products. We also face indirect competition from vehicles using alternative fuels, such as methanol, hydrogen, ethanol and electricity.

     Other potential alternatives to Eco’s products may emerge. Our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or devote greater resources to the development, promotion and sale of their products and services than we can. While we believe our technology is widely regarded as competitive at the present time, there can be no assurance that our competitors will not succeed in developing products or technologies that are better or more cost effective. In addition, current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with third parties, thereby increasing their ability to address the needs of customers. Accordingly, it is possible that new competitors or alliances among current and new competitors may emerge and rapidly gain significant market share. In addition, if we achieve significant success it could draw additional competitors into the market and new technology could be developed.

     The Company's ability to compete successfully in the sale of its products will depend in large part upon its ability to implement successfully its strategy of leveraging the verification and certification process which includes the development of a functional and effective distribution system of productive sales agents and distributors. There can be no assurance that the Company will be able to compete successfully in the future, nor that future competition for product sales will not have a material adverse effect on the business, results of operations and financial condition of the Company. See, "BUSINESS—Competition."

Eco depends on intellectual property and the failure to protect our intellectual property could adversely affect our future growth and success.

     Eco relies on patent, trademark and copyright law, trade secret protection, and confidentiality and other agreements with employees, customers, partners and others to protect our intellectual property. However, some of our intellectual property is not covered by any patent or patent application, and, despite precautions, it may be possible for third parties to obtain and use our intellectual property without authorization.

     We do not know whether any patents will be issued from pending or future patent applications or whether the scope of the issued patents is sufficiently broad to protect our technologies or processes. Moreover, patent applications and issued patents may be challenged or invalidated. We could incur substantial costs in prosecuting or defending patent infringement suits. Furthermore, the laws of some foreign countries may not protect intellectual property rights to the same extent as do the laws of the U.S.

     Some of our patents, including a platinum fuel-borne catalyst patent, expired in 2008. However, we believe that other longer lived patents, including those for platinum and other fuel-borne catalyst materials in combination with after-treatment devices, will provide adequate protection of our proprietary technology, but there can be no assurance we will be successful in protecting our proprietary technology.

     As part of our confidentiality procedures, we generally have entered into nondisclosure agreements with employees, consultants and corporate partners. We also have attempted to control access to and distribution of our technologies, documentation and other proprietary information. We plan to continue these procedures. Despite these procedures, third parties could copy or otherwise obtain and make unauthorized use of our technologies or independently develop similar technologies. The steps that we have taken and that may occur in the future might not prevent misappropriation of our solutions or technologies, particularly in foreign countries where laws or law enforcement practices may not protect the proprietary rights as fully as in the U.S.

     There can be no assurance that we will be successful in protecting our proprietary rights. Any infringement upon our intellectual property rights could have an adverse effect on our ability to develop and sell commercially competitive systems and components.

Eco’s results may fluctuate due to certain regulatory, marketing and competitive factors over which we have little or no control.

     The factors listed below, some of which we cannot control, may cause our revenue and results of operations to fluctuate significantly:

  Actions taken by regulatory bodies relating to the verification, registration or health effects of our products.
  The extent to which our Platinum Plus fuel-borne catalyst and ARIS nitrogen oxides reduction products obtain market acceptance.
  The timing and size of customer purchases.
  Customer concerns about the stability of our business which could cause them to seek alternatives to our solutions and products.
  Increases in raw material costs, especially platinum.

An extended interruption of the supply or a substantial increase in the price of platinum could have an adverse effect on our business.

     The cost of platinum or the processing cost associated with converting the metal may have a direct impact on the future pricing and profitability of Eco’s platinum air-borne catalyst. The market price for platinum increased from $ $910 per ounce at December 31, 2008. On December 2, 2009, the London Metal Exchange afternoon fixing for platinum was $1,491 per ounce. Although we may minimize this risk through various purchasing and hedging strategies, there can be no assurance that this will be successful. A shortage in the supply of platinum or a significant, prolonged increase in the price of platinum, in each case, could have a material adverse effect on our business, operating results and financial condition.

Ability to Respond to Regulatory Change. The Eco’s success will depend significantly on its ability to manufacture and enhance its current products and develop or acquire and market new products which keep pace with technological regulatory requirements of federal and international authorities, as well as respond to changes in customer needs. There can be no assurance that Eco will be successful in marketing our products as the most favorable or economical solution to past, present and future governmental regulations or that the Company will be able to develop or acquire product enhancements or new products to address changing technologies and regulatory requirements adequately, that it can introduce such products on a timely basis, or that any such products or enhancements will be successful in the marketplace. Our delay or failure to develop or acquire technological improvements compatible with applicable regulations or to adapt our products to regulatory change would have a material adverse effect on the Company's business, results of operations and financial condition. A significant shift in the way the authorities appear to be regulating those environmental issues that our products attempt to address may have a material adverse effect on our business. See, "BUSINESS—Government Regulation

     We depend on Key Personnel. Our success will depend in part upon the retention of key senior management and the attraction and retention of key development and marketing personnel. The market for these individuals has historically been, and the Company expects that it will continue to be, intensely competitive. Our products and industry require highly skilled personnel who understand the technical aspects of the Company's business as well as the international scope of its market. The loss of one or more of its key employees or the Company's inability to attract and retain other qualified employees could have a material adverse effect on the Company's business. See, "BUSINESS—Operations."

If third parties claim that Eco’s products infringe upon their intellectual property rights, we may be forced to expend significant financial resources and management time litigating such claims and our operating results could suffer.

     Third parties may claim that our products and systems infringe upon third-party patents and other intellectual property rights. Identifying third-party patent rights can be particularly difficult, especially since patent applications are not published until up to 18 months after their filing dates. If a competitor were to challenge our patents, or assert that our products or processes infringe its patent or other intellectual property rights, we could incur substantial litigation costs, be forced to make expensive product modifications, pay substantial damages or even be forced to cease some operations. Third-party infringement claims, regardless of their outcome, would not only drain financial resources but also divert the time and effort of management and could result in customers or potential customers deferring or limiting their purchase or use of the affected products or services until resolution of the litigation.

     We need to Manage Change. The Company expects its business and the industry as a whole to undergo rapid change, in part due to the regulatory nature of the industry. The Company's plans to expand international operations, together with ongoing required product development activity in response to changes in the industry and customer needs, will require the Company to manage effectively its operations in a rapidly changing environment. The Company's future performance will depend in part on its ability to manage change in both its domestic and international operations and will require the Company to hire additional management and other personnel, particularly in the marketing and distribution area. The failure of the Company's management team to respond effectively to and manage changing technological and business conditions as well as the growth of its own business, should it occur, could have a material adverse impact on the Company's results of operations. See, "BUSINESS—Governmental Regulations; Operations."

     Lack of Active Public Market for the Securities. The Shares are thinly traded and might represent an illiquid investment. There is no active trading market for any of the Shares now and perhaps in the foreseeable future. Each investor should, therefore, view his investment as a long-term investment and should not rely upon his investment in the Shares as a source for meeting any emergency or contingency in his or her financial affairs. See, "SUITABILITY."

     Limitation on Remedies; Indemnification. Our Bylaws provide that liability of our Board of Directors and officers shall be eliminated to the fullest extent allowed under the applicable laws of the State of Delaware. Thus, we may be prevented from recovering damages for certain alleged errors or omissions by our Board of Directors or officers. The Bylaws also provide that we will indemnify our Board of Directors, officers, employees and members for liabilities for their acts on behalf of the Company to the fullest extent permitted by law. It is the position of the Securities and Exchange Commission that exculpation and indemnification for liabilities arising under the Securities Act and Rules and Regulations thereunder are against public policy and are therefore unenforceable. See, "LIMITATIONS ON DIRECTOR LIABILITY."

Fluctuations in our operating results and announcements and developments concerning our business affect our stock price.

Our quarterly operating results, the number of stockholders desiring to sell their shares, changes in general economic conditions and the financial markets, the execution of new contracts and the completion of existing agreements and other developments affecting us, could cause the market price of our common stock to fluctuate substantially.

Eco will need to increase the size of our organization, and may experience difficulties in managing growth.

Eco is a small company with seven employees as of November 30, 2009. We hope to experience a period of expansion in headcount, facilities, infrastructure and overhead and anticipate that further expansion will be required to address potential growth and market opportunities. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional independent contractors and managers. Our future financial performance and our ability to compete effectively will depend, in part, on our ability to manage any future growth effectively.

The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital will result in dilution to existing shareholders.

Changes to environmental considerations could have a material adverse effect on the costs or the viability of our products. The historical trend toward stricter environmental regulation may change, and, as such, represents an unknown factor in our planning processes.

Demand for our product is driven in part by the customer’s requirement to reduce air pollution as required by governmental regulations. A change in those regulations may reduce demand for our product.

If we do not obtain additional financing or sales, our business may fail.

We will need to obtain additional financing in order to complete our business plan. Our current operations are not of sufficient size to be profitable. Obtaining additional financing would be subject to a number of factors, including investor acceptance and investor sentiment. These factors may adversely affect the timing, amount, terms, or conditions of any financing that we may obtain or make any additional financing unavailable to us.

RISKS RELATED TO OUR COMMON STOCK

There is no active trading market for our common stock.

Our common stock is quoted on the Over the Counter Bulletin Board. However, currently, there is no active trading market for any of our securities, and we cannot assure you that a market for our stock will develop. Consequently, our shareholders may not be able to use their shares for collateral or loans and may not be able to liquidate at a suitable price in the event of an emergency. In addition, our shareholders may not be able to resell their shares at or above the price they paid for them or may not be able to sell the shares at all. Accordingly, there can be no assurance as to the liquidity of any markets that may develop for the securities, the ability of holders of the securities to sell their securities, or the prices at which holders may be able to sell their securities.

The shares of common stock eligible for future sale could negatively affect the market price of our common stock

If the Company's stockholders sell substantial amounts of the Company's common stock in the public market, including shares issued upon the exercise of outstanding options or warrants, the market price of its common stock could fall. These sales also may make it more difficult for the Company to sell equity or equity-related securities in the future at a time and price that the Company deems reasonable or appropriate. Stockholders who have been issued shares in the Acquisition will be able to sell their shares pursuant to Rule 144 under the Securities Act of 1933, beginning one year after the stockholders acquired their shares.

Our common stock may be deemed to be a penny stock and, as such, we are subject to the risks associated with “penny stocks”. Regulations relating to “penny stocks” limit the ability of our shareholders to sell their shares and, as a result, our shareholders may have to hold their shares indefinitely.

Our common stock is currently listed for trading on the OTCBB quotation service, which is generally considered to be a less efficient market than markets such as NASDAQ or other national exchanges, and which may cause difficulty in obtaining future financing. Furthermore, our common stocks may be deemed to be “penny stock” as that term is defined in Regulation Section “240.3a51 -1” of the Securities and Exchange Commission (the “SEC”). Penny stocks are stocks: (a) with a price of less than U.S. $5.00 per share; (b) that are not traded on a “recognized” national exchange; (c) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ -where listed stocks must still meet requirement (a) above); or (d) in issuers with net tangible assets of less than U.S. $2,000,000 (if the issuer has been in continuous operation for at least three years) or U.S. $5,000,000 (if in continuous operation for less than three years), or with average revenues of less than U.S. $6,000,000 for the last three years.

Section “15(g)” of the United States Securities Exchange Act of 1934, as amended, and Regulation Section “240.15g(c) 2” of the SEC require broker dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor’s account. Potential investors in the Company’s common shares are urged to obtain and read such disclosure carefully before purchasing any common shares that are deemed to be “penny stock”.

Moreover, Regulation Section “240.15g -9” of the SEC requires broker dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker dealer to: (a) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (b) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (c) provide the investor with a written statement setting forth the basis on which the broker dealer made the determination in (ii) above; and (d) receive a signed and dated copy of such statement from the investor confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for investors in the Company’s common shares to resell their common shares to third parties or to otherwise dispose of them. Stockholders should be aware that, according to Securities and Exchange Commission Release No. 34-29093, dated April 17, 1991, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include:

(i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

(ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

(iii) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons;

(iv) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and

(v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses.

Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.

As an issuer of “penny stock” the protection provided by the federal securities laws relating to forward looking statements does not apply to us.

Although the federal securities law provide a safe harbor for forward-looking statements made by a public company that files reports under the federal securities laws, this safe harbor is not available to issuers of penny stocks. As a result, if we are a penny stock we will not have the benefit of this safe harbor protection in the event of any claim that the material provided by us contained a material misstatement of fact or was misleading in any material respect because of our failure to include any statements necessary to make the statements not misleading.

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and operating results and stockholders could lose confidence in our financial reporting.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our operating results could be harmed. We may be required in the future to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires increased control over financial reporting requirements, including annual management assessments of the effectiveness of such internal controls and a report by our independent certified public accounting firm addressing these assessments. Failure to achieve and maintain an effective internal control environment, regardless of whether we are required to maintain such controls could also cause investors to lose confidence in our reported financial information, which could have a material adverse effect on our stock price.

The Company does not expect to pay cash dividends in the future. Any return on investment may be limited to the value of the Company’s stock.

     The Company does not anticipate paying cash dividends on its stock in the foreseeable future. The payment of dividends on the Company’s stock will depend on its earnings, financial condition and other business and economic factors affecting the Company at such time as the board of directors may consider relevant. If the Company does not pay dividends, its stock may be less valuable because a return on your investment will only occur if the Company’s stock price appreciates.

RISK FACTORS

We do not presently have sufficient capital to operate our business.

     We have plans to raise additional capital from related parties and/or current shareholders of the Company, but there can be no assurances that such capital will be raised on a timely basis or will be adequate to fund the Company through the merger with or acquisition of an operating business. Any transaction by the Company to raise capital may result in the dilution of existing investors who do not participate in the transaction. Failure to raise adequate funds in timely fashion will likely result in the termination of the Company’s operations and the loss of investors’ entire investment in the Company.

We are a development stage company with no operating history and very limited resources.

     We are a development stage company with no operating results to date. Since we do not have an operating history, you will have no basis upon which to evaluate our ability to achieve our business objective, which is to merger with or acquire an operating business. We are currently in the process of completing a business combination, however there is no assurance that this will occur. We have no present revenue and will not generate any revenue until, at the earliest, after the consummation of a business combination. We cannot tell you when or if a business combination will complete.

Because there are numerous companies with a business plan similar to ours seeking to effectuate a business combination, it may be difficult for us to complete a business combination.

     There are a large number of public shell companies, blank check companies and operating companies seeking to acquire operating businesses and we are subject to competition from these and other companies seeking to consummate a business combination. We cannot assure you that we will be able to successfully compete for an attractive business combination.

We cannot currently ascertain the merits or risks of the business which we may ultimately acquire should we fail to complete the transaction with Eco.

We may consummate a business combination with any entity that has an operating business. We have not engaged or retained any agent or other representative to identify or locate any suitable target, although we may do so in the future. Accordingly, there is no current basis for you to evaluate the possible merits or risks of the particular target business, which we may ultimately acquire. To the extent we complete a business combination with a financially unstable business or an entity in its development stage; we may be affected by numerous risks inherent in the operations of that business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors.

Initially, we will only be able to complete one business combination, which will cause us to be solely dependent on a single business and a limited number of products or services.

     Because of our uncertain and limited capital position, it is likely that any business combination we enter into with an operating business will likely be for stock, or will be closed simultaneously with an equity or debt transaction to raise additional capital for the purchase transaction and possibly for working capital as well. Thus, we expect that initially we will have the ability to complete only a single business combination, although this may entail the simultaneous acquisitions of several closely related operating businesses. By consummating a business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the security industry. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities, which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

  solely dependent upon the performance of a single business; or

  dependent upon the development or market acceptance of a single or limited number of products, processes or services.

Alternatively, if our business combination entails the simultaneous acquisitions of several operating businesses and with different sellers, each such seller will need to agree that the purchase of its business is contingent upon simultaneous closings of the other acquisitions, which may make it more difficult for us, and delay our ability, to complete the business combination. If we were to consummate a business combination with several operating businesses, we could also face additional risks, including burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies into a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

Because of our limited resources and structure, we may not be able to consummate an attractive business combination.

     We expect to encounter intense competition from other entities with business objectives similar to ours including blank check companies, venture capital funds, leveraged buyout funds and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. Our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination.

We may have insufficient capital or be unable to obtain additional financing, if required, to complete a business combination or to fund the operations and growth of the target business, which could compel us to restructure the transaction or abandon a particular business combination.

     We cannot ascertain the capital requirements for any particular transaction. If the capital available to us proves to be insufficient, either because of the size of the business combination or the depletion of the available net proceeds in search of a target business, we will be required to seek additional financing. We cannot assure you that such financing would be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after a business combination.

The report of the independent registered public accounting firm that audited our financial statements includes a “going concern” explanatory paragraph.

The audit report in our financial statements for the year ended February 28, 2010, includes an explanatory paragraph that states that due to the Company’s limited capital and the possibility the Company will be unable to raise the necessary capital to operate raises substantial doubt as to its ability to continue as a going concern.

Item 2. Description of Property.

Principal Executive Offices-Solutions

Our sole office is located at 3250 Oakland Hills, Fairfield CA, 94534 and is presently provided free of charge by one of our directors. We consider our current office space adequate for our current operations.

Principal Executive Offices-Eco

Eco currently holds an arrangement to rent its main office comprising of 1,892 square feet which is located at 455 South 48th St., Suite 106, Tempe AZ 85281, at a cost of $1,842 per month. The lease expires November 30, 2010.

Intellectual Property

     Eco’s technology is comprised of patents, patent applications, trade or service marks, data and know-how. As owner, we maintain the technology at our expense.

     Eco has made substantial investments in our technology and intellectual property and have incurred development costs for engineering prototypes, pre-production models, and others and field-testing of several products and applications. Eco’s intellectual property strategy has been to build upon our base of core technology that we have developed. In many instances, Eco has incorporated the technology embodied in our core patents into patents covering specific product applications, including product design and packaging. Eco believes this building-block approach provides greater protection to us and our licensees than relying solely on the core patents.

     Eco’s core patents, advanced patents and patent applications cover the means of controlling the principal emissions from diesel engines:

  nitrogen oxides (NOx);
  particulate matter (PM);
  carbon monoxide (CO);
  hydrocarbon (HC); and
  carbon dioxide (CO 2).

Eco’s core patents, advanced patents and patent applications include the following:

  Air-borne catalysts;
  Delivery systems.

Eco’s key technologies include the following:

  The cost effective means of controlling the principal emissions from diesel engines (nitrogen oxides, particulate matter, carbon monoxide and hydrocarbon).
  Reduction of carbon dioxide and other greenhouse gas emissions by enhancing combustion efficiency and by enabling long-term reliable performance of emission control systems.
  Effective utilization of strategic catalytic materials such as platinum enables reduced emission control system costs, and low nitrogen dioxide emission levels.

     Eco relies on a combination of patent, trademark, copyright and trade secret protection in the U.S. and elsewhere as well as confidentiality procedures and contractual provisions to protect our proprietary technology. Further, we enter into confidentiality and invention assignment agreements with our employees and confidentiality agreements with our consultants and other third parties. There can be no assurance that pending patent applications will be approved or that the issued patents or pending applications will not be challenged or circumvented by competitors. Certain critical technology incorporated in our products is protected by patent laws, trade secret laws, confidentiality agreements and licensing agreements. There can be no assurance that such protection will prove adequate or that Eco will have adequate remedies for disclosure of the trade secrets or violations of the intellectual property rights.

Item 3. Legal Proceedings.

To the best knowledge of our officers and directors, the Company is not a party to any legal proceeding or litigation.

Item 4: submission of matters to a vote of security holders

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

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 250,000,000 shares of common stock a (the “Common Stock”) and 10,000,000 share of preferred stock, par value $.0001 per share The Common Stock trades on the OTC Bulletin Board. There has been no trading of our Common Stock up to February 28, 2010, the current reporting period.

Dividend Policy

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

Securities Authorized for Issuance under Equity Compensation Plans

The Company does not have any equity compensation plans or any individual compensation arrangements with respect to its common stock or preferred stock. The issuance of any of our common or preferred stock is within the discretion of our Board of Directors, which has the power to issue any or all of our authorized but unissued shares without stockholder approval.

Recent Sales of Unregistered Securities

In June 2009, the Company issued a 30 for 1 roll forward share split to all shareholders. The following share values and numbers of shares issued reflect the result of the roll forward.

December 2007 - Shares issued to directors for cash at $0.000033333	90,000,000
February 2008 - Shares issued for cash to S-2 purchasers at $0.0033333	18,000,000
May 2009 - Shares issued for consulting services at $0.0033333	150,000
May 2009 - Shares purchased at $0.000033333 from directors and cancelled	(60,000,000)
Total common shares issued and outstanding	48,150,000

Issuer Purchases of Equity Securities

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

Item 6. Selected Financial Data.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Disclosure regarding forward-looking statements

     All statements other than statements of historical fact included in this Form 10-K including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward looking statements. When used in this Form 10-K, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward looking statements. Such forward looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward looking statements as a result of certain factors detailed in our filings with the Securities and Exchange Commission. All subsequent written or oral forward looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

Overview

     From an operational perspective, the company had, and continues to have, no operating business. Expenses for the year were in three categories: (i) required corporate legal and maintenance expenses, e.g., SEC filings such as 10-Q’s, 8-K’s and the 10-K, corporate franchise taxes; (i) closing costs including accounting, legal and SEC document preparation costs.

The Company currently does not engage in any business activities that provide cash flow. During the next twelve months we anticipate incurring costs related to:

(i) filing Exchange Act reports, and

(ii) investigating, analyzing and consummating an acquisition.

2.

We believe we will be able to meet these costs through, loan from related parties and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors.

Other then our signed MOU with EcoEmissions Systems, Inc our management has had no contact and discussions with other entities regarding a merger or business combination with us. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

The Company anticipates that the selection of a merger or business combination will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our management believes that there are numerous firms seeking even the limited additional capital which we will have and/or the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

As indicated in the accompanying financial statements, at February 28, 2010, we had $1,376 in cash. We cannot assure you that our plan to consummate a business combination or raise the necessary capital to fund operations will be successful.

These factors, among others, raise substantial doubt as to our ability to continue as a going concern.

Liquidity and Capital Resources

As of February 28, 2010 the Company had current assets equal to $1,376, comprised of cash. This compares with current assets as of February 28, 2009, equal to $4,564, comprised of cash. The Company’s current liabilities as of February 28, 2010 totalled $68,272, made up of loans payable to related parties amounting to $64,014, accrued liabilities amounting to $3,500 and accounts payable amounting to $758. In the comparable period February 28, 2009 current liabilities totalled $39,953, made up of loans payable to related parties amounting to $35,127, accrued liabilities amounting to $3,500 and accounts payable amounting to $1,326.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the years ended December 31, 2009 and December 31, 2008 and for the cumulative period from April 2,2007 (Inception) to February 28, 2010.

			For the
			Cumulative
			Period from
	The Year	The Year	April 2, 2007
	Ended	Ended	(Inception) to
	February 28,	February 28,	February 28,
	2010	2009	2010
Net Cash (Used in) Operating Activities	$(25,670)	$(47,034)	$(90,353)
Net Cash (Used in) Investing Activities	$0	$(25,253)	(25,253)
Net Cash Provided by Financing Activities	$22,626	$45,500	$117,126
Net Increase (Decrease) in Cash and Cash Equivalents	$(3,044)	$4,564	$1,376

Results of operations

He Company has restated its results for the Year ended February 28, 2009. This restatement increased our losses in an amount of $608. The information reported below include the restated results.

For the year ended February 28, 2010, we had losses of $29,502, comprised of professional fees totalling $20,615, office and administrative of $4,974, directors compensation of $247 and interest totalling dollar sign $3,666 For the comparable period ending February 28, 2009 our restated losses totalled $80,496, made up of professional fees of 46,334, office and administrative of $5,525, impairment expenses were $25,253 as a result of the 100% write-down of our mineral property, and interest totalling $3,384. Period inserted

No sales or income was recorded for the year ended February 28, 2010

Selected Financial Information – February 28, 2010

February 28, 2010

Current Assets	$1,376
Total Assets	$1,376
Current Liabilities	$68,272
Stockholders' Equity	$(66,896)

Selected Financial Information – February 28, 2010

Results of Operations for the Year Ended February 28, 2009. No Comparisons are available as the previous period ended February 29, 2008 included only the eleven-month cumulative period from April 2, 2007 to February 29, 2008

No sales or income was recorded for the year ended February 28, 2009

Operating Costs and Expenses

Costs incurred during the for the Year Ended February 28, 2009 totalling $80,496 were comprised of office and administration cost amounting to $5,525 , professional fees amounting to $46,334 for the writing of the S-1 Registration Statement and filing of the 15c211 , including audit fees amounting to $11,500, impairment expenses of $25,253 as a result of the 100% write-down of our mineral property and interest cost totalling 3,384.

February 28, 2009

Current Assets	$4,564
Total Assets	$4,564
Current Liabilities	$40,561
Stockholders' Equity	$(35,997)

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

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

Marketable Securities.

Marketable securities may consist of shares, bonds and other negotiable instruments. Shares will be accounted for as securities held-for-sale in accordance with ASC 320, “Investments.” Marketable securities will be stated at fair value based on market quotes. Unrealized gains and losses are recorded as other comprehensive income, a component of stockholders’ deficit in our consolidated balance sheet.

Estimated costs associated with closure, reclamation and environmental reclamation the Company’s properties will be reflected in its consolidated financial statements in accordance with generally accepted accounting principles, including the adoption of SFAS 143, Accounting for Asset Retirement Obligations, which the Company adopted.

Revenue Recognition.

The company has had no revenues to date. It is the Company’s policy that revenues will be recognized in accordance with ASC 605, "Revenue Recognition." Under ASC 605, product revenues (or service revenues) are recognized when persuasive evidence of an arrangement exists, delivery has occurred (or service has been performed), the sales price is fixed and determinable and collectibility is reasonably assured.

Stock-Based Compensation and Equity Transactions.

We account for stock-based compensation pursuant to ASC 505-50, Equity Based Payments, an amendment of FASB Statements 123 and 95, which requires us to measure the compensation cost of stock options and other stock-based awards to employees and directors at fair value at the grant date and recognize compensation expense over the requisite service period for awards expected to vest.

Except for transactions with employees and directors that are within the scope of ASC 505-50, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Additionally, in accordance with EITF 96-18, the Company has determined that the dates used to value the transaction are either: (1) the date at which a commitment for performance by the counter party to earn the equity instruments is established; or (2) the date at which the counter party’s performance is complete.

Accounting Pronouncements

See Note 2 to the consolidated financial statements for information concerning recent accounting pronouncements and the impact of those standards.

Item 8: Financial Statements and Supplemental Data

Our fiscal year end is February 28. We will provide audited financial statements to our stockholders on an annual basis. Our consolidated audited financial statements for the fiscal years ended February 28, 2010 and 2009 follow. These financial statements also include accumulated costs from inception on April 2, 2007 to February 28, 2010.

Audited financial statements begin on the following page of this report.

EcoEmissions Solutions Inc
(formerly known as Resource Group Inc)
(A Development Stage Company)
Financial Statements
February 28, 2010

SEALE AND BEERS, CPAs
PCAOB & CPAB REGISTERED AUDITORS
www.sealebeers.com

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the use, in the statement on Form 10K of EcoEmissions Solutions Inc. (A Development Stage Company), of our report dated June 15, 2010 on our audit of the financial statements of EcoEmissions Solutions Inc. (A Development Stage Company) as of February 28, 2010 and 2009 (Restated), and the related statements of operations, stockholders' equity and cash flows for the years ended February 28, 2010 and 2009 (Restated), and since inception on April 2, 2007 through February 28, 2010, and the reference to us under the caption "Experts."

/s/ Seale and Beers, CPAs
Seale and Beers, CPAs
Las Vegas, Nevada
June 16, 2010

Seale and Beers, CPAs PCAOB & CPAB Registered Auditors
50 S. Tones Blvd Suite 202 Las Vegas, NV 89107 Phone: (888)727-8251 Fax: (888)782-2351

EcoEmissions Solutions Inc
(formerly known as Resource Group Inc)
(A Development Stage Company)
Balance Sheets
(Audited)

	Year Ended	Year Ended
	February 28, 2010	February 28, 2009
		(Restated)

ASSETS
Current Assets
Cash	$1,376	$4,564

Total Current Assets	1,376	4,564

Total Assets	$1,376	$4,564

LIABILITIES

Current
	$758	$1,326
Accounts Payable
	3,500	3,500
Accrued Liabilities
Loans Payable Related Parties-Principal (Note 5)	56,126	31,500
Loans Payable Related Parties-Accrued Interest (Note 5)	7,888	4,235
Total Current Liabilities	68,272	40,561
Total Liabilities	$68,272	$40,561

STOCKHOLDERS’ EQUITY

Authorized: 250,000,000 common and 10,000,000 preferred shares
Issued and outstanding at February 28, 2010 and February 28, 2009, 48,150,000, and 108,000,000 common shares, respectively	48,150	108,000
Additional paid-in capital	13,597	(45,000)
Deficit Accumulated During the Exploration Stage	(128,499)	(98,997)
Accumulated OCI – Foreign Exchange	(144)	-
Total Stockholders’ Equity	(66,896)	(35,997)

Total Liabilities and Stockholders’ Equity	$1,376	$4,564

The accompanying notes are an integral part of these Financial Statements

EcoEmissions Solutions Inc
(formerly known as Resource Group Inc)
(A Development Stage Company)
Statements of Operations
(Audited)

		Year Ended	Cumulative amounts
	Year Ended	February 28,	from Inception April 2,
	February 28,	2009	2007 to February 28
	2010	(Restated)	2010

Revenue
Income	$-	$-	$-
Expenses
Organization Expenses	-	-	5,000
Office and Administration	4,974	5,525	13,148
Professional Fees	20,615	46,334	76,949
Directors Compensation	247	-	247
Impairment Expense- Mining Claim	-	25,253	25,253
Total Expenses	25,836	77,112	120,597

Net Loss from Operations	(25,836)	(77,112)	(120,597)

Other Income and Expenses
Interest Expense-Related Party	(3,653)	(3,384)	(7,902)
Interest Expense –Other	(13)	-	(14)
Loss For The Period	$(29,502)	$(80,496)	$(128,486)
Basic And Diluted Loss Per Common Share
	(0.00)	(0.00)

Weighted Average Number of Common Shares Outstanding	62,743,562	108,000,000

The accompanying notes are an integral part of these Financial Statements

EcoEmissions Solutions Inc
(formerly known as Resource Group Inc)
(A Development Stage Company)
Statements of Cash Flows
(Audited)

			Cumulative
		Year Ended	amounts from
	Year Ended	February 28,	Inception April 2
	February 28,	2009	2007 to February
	2010		28, 2010
		(Restated)
Operating Activities
Net Income (Loss)	$(29,502)	$(80,496)	$(133,644)

Adjustments To Reconcile Net Loss To Net Cash
Provided by Operations	-	-	-
Stock Issued for services	500	-	500
Issue dividend in Warrants	5,392	-	5,392
Change in Assets and Liabilities	-	-	-
(Increase) decrease in Mining Property Value	-	25,253	25,253
(Increase) decrease in accrued liabilities	-	3,500	3,500
(Increase) decrease in accounts payable	(568)	1,326	758
Cash provided by (used for) Notes Payable-Related Party	3,653	3,383	7,888
Net Cash Provided (Used) by Operating Activities	(27,670)	(47,034)	(90,353)
Investing Activities
Cash Paid for Mining Property	-	-	(25,253)
Net Cash Provided (Used) by Investing Activities	-	-	(25,253)
Financing Activities
Cash provided by (used) Notes Payable-Related Party-Net	24,626	(45,500)	54,126
Cash Received from issuance of stock	-	-	63,000
Net Cash Provided (Used) by Financing Activities	24,626	(45,500)	117,126
Increase (Decrease) in Cash from Continuing Operations	(3,044)	(92,534)	1,520
Accumulated OCI-Foreign Exchange	(144)	-	(144)
Cash and Cash Equivalents at Beginning of Period	4,564	$97,098	-
Cash and Cash Equivalents at End of Period	$1,376	$4,564	$1,376
Supplemental Information
Cash Paid For:
Interest
Income Taxes	-	-	-
Supplemental
Non-Cash Activities
Company Stock repurchased, exchanged for warrants and stock cancelled	$5,392	$-	$5,392
Notes Payable for Company Stock repurchased	2,000		2,000
Interest	3,666	3,384	7,888

The accompanying notes are an integral part of these Financial Statements

EcoEmissions Solutions Inc
(formerly known as Resource Group Inc)
(A Development Stage Company)
Statements of Stockholders’ Equity
February 28, 2010

					Deficit
	Common Stock				Accumulated
			Additional	Accumulated	During the
			Paid-In	OCI-Foreign	Exploration
	Shares	Amount	Capital	Exchange	Stage	Total
		$	$	$	$	$
Balance Forward (Inception) April 2, 2007 December 2007	-	-	-	-	-	-
Shares issued for cash at $0.000033333 February 2008	90,000,000	90,000	(87,000)			3,000
Shares issued for cash at $0.0033333	18,000,000	18,000	42,000			60,000
Deficit for Period Ended February 29, 2008					(18,501)	(18,501)
Balance February 29, 2008	108,000,000	108,000	(45,000)	-		44,499
					(18,501)
Deficit for Period ended February 29, 2009						(80,496)
					(80,496)
Balance February 29, 2009	108,000,000	108,000	(45,000)	-		(35,997)
					(98,997)
May 2009 Shares issued for consulting Services 150,000 at 0.0033333	150,000	150	350			500
May 2009 Shares purchased from directors 60,000,000 at 0.000033333 and cancelled	(60,000,000)	(60,000)	58,000			(2,000)
June 2009 288,000 warrants issued as additional consideration for shares returned to treasury			247			247
Accumulated OCI – Foreign Exchange				(144)		(144)
Deficit for Year Ended February 28, 2010					(29,502)	(29,489)
Balance February 28, 2010	48,150,000	48,150	13,597	(144)	(128,499)	(66,896)

The accompanying notes are an integral part of these Financial Statements

EcoEmissions Solutions Inc
(formerly known as Resource Group Inc)
(A Development Stage Company)
Notes to Financial Statements
February 28, 2010

NOTE 1 - BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

a)           Basis of Presentation

The information presented in the accompanying financial statements for the year ended February 28, 2010 and February 28, 2009, are audited and includes all adjustments, which are, in the opinion of the management of EcoEmissions Solutions Inc (formerly Resource Group Inc) (the “Company”), necessary to present fairly the financial position, results of operations and cash flows in the periods presented.

b)           Reclassifications

Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation. On the Statement of Operation, we have consolidated expense item Filing Fees into Office Administration, Legal and Consulting, and Audit Fees are now included under Professional Fees. These reclassifications had no effect on previously reported results of operations or retained earnings.

c)           Development Stage Activities

The Company is in the development stage and has not yet realized any revenues from its planned operations. Based upon the Company's business plan, it is a development stage enterprise. The Company presents its financial statements in conformity with generally accepted accounting principles (GAAP) in the United States of America that apply in establishing operating enterprises. As a development stage enterprise, the Company discloses the deficit accumulated during the development stage and the cumulative statements of operations and cash flows from inception to the current balance sheet date.

d)           Organization

The Company was incorporated as Resource Group Inc, in the State of Delaware, United States of America on April 2, 2007. The Company’s year-end is February 28.

We were originally structured and organized as a resource company, planning to acquire mining properties in Canada while remaining open to the acquisition of other base and precious metal property opportunities worldwide. During the year ended February 28, 2009, the Company acquired a Molybdenum – Gold property located at Strohn Creek, British Columbia, Canada, further described as the Meziadin Lake Project.

On June 1, 2009 the Company entered into a Memorandum of Understanding with EcoEmissions System, Inc of Tempe Arizona (ECO) to acquire 100 % of ECO subject to ECO completing an independent audit of it financial records and other conditions precedent. At the date of this report the financial information and other conditions were incomplete. The parties continue to work together in an effort to complete the transaction. EcoEmissions System, Inc owns and manufactures a proprietary product which is adapted to all size diesel combustion engines to reduce emissions, reduce maintenance, reduce fuel consumption by about 8% and increase the life of the engine (the “Eco Technology”).

NOTE 1 - BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS (CONT’D)

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

On June 4th, 2009 the Company sold its Strohn Creek mineral property located near Strohn Creek to Skyhigh Resources Inc for 2,500,060 shares of Skyhigh Resources common stock. As a condition of the transaction the director of EcoEmissions Solutions Inc required Skyhigh Resources Inc to distribute these shares on a pro-rata basis, to the shareholders of the Company. No gain/loss value was placed on the transaction, as the property had previously been 100% impaired resulting in an expense of $25,253 entered to the Statement of Operations.

On December 7, 2009 the Company filed an 8-K with the United States Securities and Exchange Commission, which provided additional details precedent to the Company’s completion of the acquisition of EcoEmission Systems Inc.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

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

Organizational and Start-up Costs

Costs of start-up activities, including organizational costs, are expensed as incurred in accordance with ASC 720-15.

Income Taxes

The Company uses the asset and liability method of accounting of income taxes. Under the asset and liability method deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled

Basic and Fully-Diluted Loss Per Share
The basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Fully-Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At February 28, 2010 and February 28, 2009 the Company had no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

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

Revenue Recognition

The company has had no revenues to date. It is the Company’s policy that product revenues (or service revenues) will be recognized when persuasive evidence of an arrangement exists, delivery has occurred (or service has been performed), the sales price is fixed and determinable and collectibility is reasonably assured.

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. At February 28, 2010 and February 28, 2009, the Company had $1,376 and $4,564 respectively, in funds in deposits in a business bank account, which are not insured by agencies of the U.S. Government.

Currency

The functional currency of the Company is the United States Dollar.

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles in the United States of America require the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company’s financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions and could have a material effect on the reported amounts of the Company’s financial position and results of operations.

Cash and Cash Equivalents
The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

Recent Accounting Pronouncements

The Company management has reviewed recent accounting pronouncements issued through the date of the issuance of financial statements. In management’s opinion, except for those pronouncements detailed below, no other pronouncements apply or will have a material effect on the Company’s financial statements.

In May 2009, the FASB issued ASC 855 Subsequent Events, which establishes principles and requirements for subsequent events. In accordance with the provisions of ASC 855, the Company currently evaluates subsequent events through the date the financial statements are available to be issued.

NOTE 3 - BASIS OF PRESENTATION – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles (“GAAP”) in the United States of America, which contemplates the Company’s continuation as a going concern. However, the Company has minimal business operations to date and losses of approximately $133,644. These matters raise substantial doubt about its ability to continue as a going concern. In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon its ability to meet its financing requirements, raise additional capital, and the success of its future operations. The Company acquired operating capital through equity offerings to the public and through the sale of notes to related parties, to fund its business plan. There is no assurance that the funds received will be sufficient to assure the Company’s eventual profitability. Management believes that actions planned and presently being taken to revise it’s operating and financial requirements provide the opportunity for it to continue as a going concern. The financial statements do not include any adjustments that might result from these uncertainties.

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

The deferred tax assets, valuation allowance and change in valuation allowance are as follows:

Period Ending	Estimated NOL Carry-forward	Estimated Tax	NOL Expires	Benefit from NOL	Changes in and Valuation Allowance	Net Tax Benefit

February 28, 2009	$98,997		2029	($14,850)	($14,850)	—

February 28, 2010	$128,485		2030	($19,273)	($4,423)	—

Income taxes at the statutory rate are reconciled to the Company’s actual income taxes as follows:

Income tax benefit at statutory rate resulting from NOL carry-forwards	(15%)
Deferred income tax valuation allowance	15%
Actual tax rate	0%

NOTE 5 – LOANS PAYABLE - RELATED PARTY LOANS

In November 2007, the Company issued to two officers/directors of the Company, secured one year, 10% Promissory Notes (the “Notes), amounting to in aggregate $80,000, due November 12, 2008. The notes pursuant to a Purchase Agreement and Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder and accrue interest at ten percent (10%) per annum, compounded annually. Subsequent to the making of the Notes, on December 1, 2007, the note holders agreed to convert $1,500 each, in aggregate $3,000 of the face value of the Notes into 3,000,000 shares of common stock of the Company at a price per share of $0.001, leaving $77,000 plus accrued interest outstanding.

NOTE 5 – LOANS PAYABLE - RELATED PARTY LOANS (CONT’D)

In March 2008, the Company repaid $49,500, leaving $27,500 principal plus accrued interest payable. On December 15, 2008, the note due dates were extended to November 12, 2009. In December 2008 and January 2009, $2,000 each, in aggregate $4,000 was loaned to the Company by two officers/directors bringing the total principal amount to $31,500.On February 28, 2009, the principal payable amount to $31,500 plus accrued interest of $4,235, in aggregate $35,735.

On May 29, 2009, an amount of $1,000 each, in aggregate $2,000 in additional notes payable were issued by the Company to the two officers/directors to fund the repurchase cost of 60,000,000 post-split shares of Company’s common stock owned by these two directors. Following the repurchase, the 60,000,000 shares were cancelled. On February 28, 2010 the total amount owing on the note was $39,854, made up of principal in the amount of $33,500 and accrued interest amounting to $7,333.

During this fiscal year ended February 28, 2010, the Company received loans from shareholders and other related parties. These loans were originally provided without defined interest and without defined payment terms. On October 15, 2009, Loan Agreements were entered into which clarified and confirmed the terms and conditions. Under the agreed terms the outstanding amounts, are without interest up to November 30, 2009. Commencing December 1, 2009 the outstanding amounts and subsequent amounts, if any, are repayable on demand, interest will accrue at a rate of 10% annum and if earlier demand for payment is not made, the loans are payable November 30, 2011. At February 28, 2010 the total amount owing on these loans to shareholders and other related parties was $23,182, made up of principal in the amount of $22,626 and accrued interest amounting to $555.

As at February 28, 2010 the amount for Loans Payable - Related Party, in aggregate, including shareholders and other related parties amounted to $64,014 made up of principal amounting to $56,126 and accrued interest amounting to $7,888.

NOTE 6 –COMMON STOCK AND SHARE PURCHASE WARRANTS

On May 29, 2009 the Company reached and agreement with two officers/directors to purchase 30,000,000 post-split shares from each, in aggregate 60,000,000 shares of the Company’s $0.001 par value stock at the price originally paid by them, plus future consideration. In settlement of the future consideration provision of the transaction, the Company agreed to issue 144,000 two-year share purchase warrants each, in aggregate a total of 288,000 two-year share purchase warrants, each of which grant the right to purchase one common share of the Company for $0.50 per share. The transaction, in aggregate totalled $2,247 consisting of $2,000 paid to the officers/directors for the post-split 60,000,000 shares and an amount of $247, which was expensed, on the income statement as director’s compensation. The deemed values of the share purchase warrants were based on a Black Scholes Model calculation. The components used were, Volatility of 200%, a Risk Free Rate of 5% and a stock price of $0.10. The Company’s stock was not quoted on the date of warrant issuance nor had it ever traded therefore we used $0.00333, the highest price used for any previous stock issuances. No warrant have been exercised during this period up to February 28, 2010, the total outstanding is 288,000.

In June 2009, the Company issued a 30 for 1 forward stock split affected in the form of a stock dividend to all shareholders. The following share values and numbers of shares reflect the result of the roll forward and the Company’s share purchase from its officers and directors:

December 2007 - Shares issued to directors for cash at $0.000033333	90,000,000
February 2008 - Shares issued for cash to S-2 purchasers at $0.0033333	18,000,000
May 2009 - Shares issued for consulting services at $0.0033333	150,000
May 2009 - Shares purchased at $0.000033333 from directors and cancelled	(60,000,000)

NOTE 7 – RESTATEMENTS OF FEBRUARY 28, 2009 COMPARATIVE STATEMENTS

Deficit Accumulated During the Development Stage of February 28, 2009, has been increased by $608 to correct an error made in calculating accrued interest on Related Party Loans. The amount, $608, had been corrected during the subsequent period ended February 28, 2010 therefore the error had no effect on the results for February 28, 2010.

February 28, 2009
Deficit Accumulated During the Development Stage previously reported	$98,387
Amount of additional Interest on Related Party Loans	608
Restated Deficit Accumulated During the Development Stage	98,997

NOTE 8- SUBSEQUENT EVENTS

On May 10, 2010 the Company filed on Edgar with the United States Securities and Exchange Commission an 8-K which provided additional details precedent to the Company’s completion of the acquisition of EcoEmission Systems Inc. In this 8-K disclosure the Company announced that the escrow agreement concerning the purchase of certain shares of the Company’s stock as disclosed in its SEC filing of December 8, 2009 has been completed. In addition, the 8-K announced the resignation of its director Ken Greenlaw for personal reasons. There were no disagreements between the Company and Mr Greenlaw.

The Company has reviewed subsequent events up to and including the issuance date of these statements, and determined that except for those events disclosed herein, no additional subsequent events have occurred.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statement disclosure.

Item 9A (T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We evaluated the effectiveness of our disclosure controls and procedures as of the date of this report. This evaluation was conducted by our President and Chief Executive Officer, Larry Lorenz and our Secretary and Chief Financial Officer, Thomas Crom.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation management concluded that the Company's internal controls over financial reporting was ineffective as of February 28, 2010. There where no changes in our internal control over financial reporting during the period ended February 28, 2010 that have materially affected, or are reasonable likely to materially affect, or are reasonably likely to material affect, our internal control over financial reporting.

Item 9B. Other Information.

PART III

Item 10: Directors, Executive Officers, Promoters And Control Persons

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

Name	Age	Position
Larry N. Lorenz	58	President & Chief Executive Officer, Director
Thomas L. Crom	55	Chief Financial Officer, Secretary and Director
Jimmy Gieskoff	48	Director

Ken Greenlaw-note 1	43	Director

Note 1-Effective May 10, 2010 Ken Greenlaw resigned his position as a director for personal reasons. There were no disagreements between the Company and Mr. Greenlaw.

Larry N. Lorenz, Chairman and President of EcoEmissions Solutions, Inc., has over thirty years of international experience in business, manufacturing, engineering, marketing and finance. Mr. Lorenz, focus is on corporate strategy, global business development and managing overseas operations.

In 1983 Mr. Lorenz signed one of the first Canadian based International Joint Ventures Contracts with the People's Republic of China to establish a manufacturing plant in the City of Xian. Mr. Lorenz has been active in doing business in China since 1983. Mr. Lorenz is also a past member of the Board of Directors for the B.C. Division of the "Canadian Manufacturers Association". He represented the B.C. Manufacturers Association on the B.C. Equipment Tax Committee, presented various "Briefs" and "Presentations" to the British Columbia Government Cabinet. Project Coordinator for Baars Engineering, (1988 - present), a Vancouver, B.C. based Consulting company providing 'Manufacturing and Engineering Services for the Manufacturing and Process Industries'.

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

Executive Officers and Directors of EcoEmissions Systems, Inc.
Below are the names and certain information regarding the Eco’s executive officers, directors and director nominees following the acquisition of Eco:

Name	Age	Position
Thomas L. Crom	55	President & Chief Executive Officer, Director
Thomas Bennett	60	VP Sales Director
Gary Miller	62	VP Technical Director
Brian Slagel	34	VP Operations
Russ Webster	42	VP Research & Development
Paul Masson	59	VP Field Operations

Following the acquisition of Eco, set forth below is a biographical description of each director and senior executive officer of Eco based on information supplied by each of them.

Thomas L. Crom, CEO & CFO With over 20 years experience in accounting and finance as a senior executive. Mr. Crom is a Certified Public Accountant (CPA) and a Certified Management Accountant (CMA). Currently, Thomas Crom is a director of three public U.S. companies and one public Canadian company. He is also a director and management representative of Eureka Ventures, Inc., a US-based investment consulting firm that provides investment banking, as well as financial and consulting services to select corporations and enterprises. These services include SEC quarterly and annual filings, SEC initial public offerings and secondary offerings, budgeting, forecasting, risk analysis, shareholder and public relations assistance, development of strategic plans, and developing and maintaining strict financial control. He has extensive international business development experience in finance, SEC Offerings and the resource sectors in North America, South America and Africa. Mr. Crom has a B.S. in Commerce cum laude from Santa Clara University, and an M.S. in Taxation cum laude from Golden Gate University.

Tom Bennett, Vice President – Sales & Marketing Tom Bennett was an Industrial Sales Manager for an emissions company for the past four years. His primary responsibility has been the development of a strong and loyal customer base and distributor network. Before joining the company, he had worked in the construction equipment industry since 1972. For the last 10 years, he served as the Senior Accounts Manager for RDO Equipment Company, the largest John Deere dealer in the world. Mr. Bennett was one of the top John Deere salesmen in the United States. Mr. Bennett attended the University of Arizona.

Brian Slagel, Vice President – Operations A hands-on manufacturing and operations manager with 15 years of progressive experience in the automotive manufacturing industry, Brian Slagel had previously worked for another emissions device manufacturer as the Director of Operations. There, he was responsible for planning and directing all manufacturing operations and developing manufacturing processes and procedures. Prior to this, Mr. Slagel served as Operations Manager for Intertek, a testing, engineering, and manufacturing quality management firm. He was responsible for the profitability, operations, safety compliance, and quality assurance for the testing and engineering departments. Brian Slagel has extensive experience in process analysis and production efficiency. He attended the University of Phoenix and served in the US Air Force as an aircraft Crew Chief.

Gary Miller, Vice President – Engineering and Technical Services Mr. Miller is a 32 year veteran of the General Motors Corporation. During his tenure there, Gary worked as a Technical Writer, Resident Instructor at a General Motors Training Center, Regional Service Manager, for fifteen years as a Field Test Engineer/Engineering Facilities Manager (Domestic and International),and finally as a Project Manager on Light and Medium Duty Trucks and the H1-HUMMER platform at the GM Desert Proving Grounds. Mr. Miller has vast technical, engineering and engineering management experience in multiple industries He has a B.S. degree in Engineering from Northrop -Rice Aviation Institute of Technology.

Russ Webster, Vice President – Research & Development Bringing over 20 years experience in the heavy equipment industry to the company, Russ Webster worked in various capacities with research & development and product design. Mr. Webster has extensive experience with emissions control devices and has worked with both the California Air Resources Board and the Environmental Protection Agency to achieve accreditations. Mr. Webster attended Eastern Arizona College.

Paul Masson, Vice President – Field Operations & Business Development Paul Masson comes to Eco-Emissions Systems with over 37 years experience in highway and mining construction equipment from both the sales and service sides of the business. He also benefits from a wealth of large engine experience in the commercial marine industry. Mr. Masson worked for a Caterpillar Tractor dealership for over 12 years before starting his own successful company. Some of the business models and application engineering models he developed are still being used today. With the advent of the Clean Air rules looming in the future, Mr. Masson was excited by the opportunity to become part of the EcoEmissions team that works to reduce our clients’ carbon footprint and give back to the community. Mr. Masson has a B.S. Degree in Marketing Management and other accreditations from California State University at Pomona, CA.

Advisory Board

Andy Nuzzi — Corporate Advisor, Marine Operations With over 30 years in the international shipping industry, Andy Nuzzi brings an extensive background to the company’s marine operations. He held key managerial positions with Furness Withy, a major international shipping company, where he was instrumental in merging their U.S. interests into Kerr Steamship Company. In 1977, he became Corporate Vice President of Kerr, then the largest shipping agency in North America. In 1983 he became Senior Vice President and ran the Gulf and South Atlantic Operations. In the 90s, Mr. Nuzzi became Executive Vice President of K Line. He is a former President of the U.S. Great Lakes Shipping Association, and served on the Board of Directors of California United Terminals, Coastal Maritime Services, Coastal Trailer Repairs, Fairway Terminals, and numerous other organizations and companies.

Paul Rovey – Advisor, Agriculture Equipment A third generation farmer and operator of Rovey Farms, Paul Rovey is a leader in the agriculture industry, and is Chairman of Dairy Inc. He also sits on the Board of the United Industry Association, is Vice Chairman of the United States Dairy Export Council, and a Board Member of Farm Credit Services Southwest. In Arizona, Mr. Rovey sits on the governing Council of The Salt River Project and is a Board Member of The Center For Rural Leadership. He boasts an extensive network within the American and international food production sectors.

Paul Edward Watts — Advisor, Heavy Equipment industry With over 50 years in engineering and heavy equipment, Ed Watts has a formidable background in industries relying on diesel engines. He started as an Operating Engineer in 1953, eventually becoming Field Superintendent for Kiewit, where he oversaw construction of new harbors in Southern California. He held similar duties with for Ets-Hokin & Galvin on the electrical power lines that connected America’s power grid. He then ran his own company, working as a subcontractor for Bechtel at the Anaconda Molybdenum Mine in Nevada. Thereafter, he was responsible for all machinery support on two very large Bechtel Power Plant Construction jobs including the Palo Verde Nuclear Generating Station which is the largest nuclear facility in America. After retiring from construction, Ed became an advisor to John Deere in their machine design department and to RDO Equipment Company, which is John Deere’s largest dealer. His other realm of expertise is in recreational vehicles, which is a significant market sector for the company.

(b) Significant Employees.

See above

(c) Family Relationships.

There are no family relationships among directors, executive officers, or persons nominated or chosen by the issuer to become directors or executive officers.

(d) Involvement in Certain Legal Proceedings.

There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of Registrant during the past five years.

Code Of Ethics

The Company has a formally adopted a written code of ethics that applies to the Company's principal executive officer, principal financial officer or controller, or persons performing similar functions.

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

Shareholder Communications and Shareholders meetings

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

We have not yet held an annual shareholders meeting.

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

Item 11: Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the year ended February 28, 2010 Summary Compensation Table

Name & Principle Position	Year	Salary ($)	Other Annual Compensation Bonus ($)	Restricted Stock ($)	Options Awards ($)	LTIP SARs ($)	Payouts ($)	All Other Compensation ($)
Larry N. Lorenz. President & CEO	2010	0	0	0	0	0	0	0
Thomas L. Crom, Secretary & CFO	2010	0	0	0	0	0	0	0
James P. Geiskopf, Director	2010	0	0	0	0	0	0	0
Ken Greenlaw – Director-note 1	2010	0	0	0	0	0	0	0

Note 1-Effective May 10, 2010 Ken Greenlaw resigned his position as a director for personal reasons. There were no disagreements between the Company and Mr. Greenlaw.

There are no current employment agreements between the Solutions and its executive officers.

Eco Employment and Consultancy Agreements

Effective October 1, 2008, Eco entered into an Employment Agreements (the “Employment Agreement”) with each of its employees at that name: Thomas L. Crom, Thomas Bennett, Gary Miller, Brian Slagel and Russ Webster. The terms and conditions of the employment contact are identical except for the personal information, job titles and duties. Eco entered a similar employment contract with Mr. Masson effective August 1, 2009.

The following are the material terms of the Employment Agreement:

i.	each person is entitled receive an annual salary of $120,000 per year for a term of three years and renewable for an additional three period. The retirement age is established at 72 years.
ii.	each person is entitle to receive the following Preferred A and B shares
Preferred A Shares
1.

Once the gross annual sales of Eco have reached or exceeded $3 million ($3,000,000), the then holders of the Preferred A shares shall be entitled to convert 25%of such preferred shares into Five Million (5,000,000) common shares of EcoEmissions Solutions, Inc.

2.

Once the gross annual sales of Eco have reached or exceeded $10 million ($10,000,000), the then holders of the Preferred A shares shall be entitled to convert an additional 25%of such preferred shares into Five Million (5,000,000) common shares of EcoEmissions Solutions, Inc.

3.

Once the gross annual sales of Eco have reached or exceeded $20 million ($20,000,000), the then holders of the Preferred A shares shall be entitled to convert an additional 25%of such preferred shares into Five Million (5,000,000) common shares of EcoEmissions Solutions, Inc.

4.

Once the gross annual sales of Eco have reached or exceeded $30 million ($30,000,000), the then holders of the Preferred A shares shall be entitled to convert an additional 25%of such preferred shares into Five Million (5,000,000) common shares of EcoEmissions Solutions, Inc.

Preferred B Shares
1.

Following the successful testing of the new delivery unit (post turbo) and confirmation of readiness for production, and the preparation of patent submission material, the then holders of the Preferred B shares (Series I) shall be entitled to convert Twenty Five Thousand (25,000) of such shares into Two Million Five Hundred Thousand (2,500,000) common shares of EcoEmissions Solutions, Inc. ;

2.

Upon documented description of modifications to the new catalyst confirming the elimination of rhodium, or, if removal is not practical, a sufficiently enhanced and differentiated design modification which will improve quality and reduce cost, such that the modifications and processes can be submitted for patent approval, the then holders of the Preferred B shares (Series I) shall be entitled to convert a further Twenty Five Thousand (25,000) of such shares into Two Million Five Hundred Thousand (2,500,000) common shares of EcoEmissions Solutions, Inc.;

3.

Upon completion of the final generation unit allowing the injection of the catalyst directly into the engine completely post turbo, and the preparation of the associated documentation for the purposes of preparing applicable patent application(s), the then holders of the Preferred B shares (Series I) shall be entitled to convert Fifty Thousand (50,000) of such shares into Five Million (5,000,000) common shares of EcoEmissions Solutions, Inc. and

4.

Upon receipt of appropriate product verification and certification from a governmental agency, the then holders of the Preferred B shares (Series I) shall be entitled to convert Fifty Thousand (50,000) of such shares into Five Million (5,000,000) common shares of EcoEmissions Solutions, Inc.

Item 12: Security Ownership Of Certain Beneficial Owners And Management

The following table presents certain information regarding the beneficial ownership of all shares of common stock at the date of this filing, for each executive officer and director of our Company and for each person known to us who owns beneficially more than five percent (5%) of the outstanding shares of our common stock. The percentage ownership shown in such table is based upon the 48,150,000 common shares issued and outstanding.

Name and Address Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percentage of Ownership

James P. Geiskopf 3250 Oakland Hills Court Fairfield, California 92534	15,000,000	31%

Ken Greenlaw 26127 N.E 25th Street Redmond, Washington 98053	15,000,000	31%

All Officers and Directors as a Group	30,000,000	62%

(1) Each of the persons named above may be deemed to be a "parent" and “promoter" of the Company, within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of his direct holdings in the Company.

Item 13: Certain Relationships and Related Transactions

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

Director Independence

The Company is not a listed issuer whose securities are listed on a national securities exchange, or an inter-dealer quotation system which has requirements that a majority of the board of directors be independent. Under NASDAQ Rule 5605(a) (2) (A), a director is not considered to be independent if he or she also is an executive officer or employee of the corporation. Under such definition, our directors, Larry Lorenz and Thomas Crom would not be considered independent as they also serve as executive officers of the Company. Our directors James Geiskopf and Ken Greenlaw would be considered independent.

Item 14: Principal Accountant Fees And Services

Seale and Beers, CPA’s, independent public accountants, are our principal accountants. They billed the following fees for the services indicated in the following fiscal years:

	Fiscal year-ended February 28, 2010	Fiscal year-ended February 28, 2009

Audit fees	$ 8,000	$ 11,500
Audit-related fees	$ 0	$ 0
Tax fees	$ 0	$ 0
All other fees	$ 0	$ 0

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

Item 15 Exhibits And Reports

The following exhibits are included herein, except for the exhibits marked with a footnote, which are incorporated herein by reference and can be found in the appropriate document referenced.

3.1	Articles and By-Laws as filed with the Delaware Secretary of State April 02, 2007*

99.2	Geologist Report*

4.0	Code of Ethics**

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Principal Executive Officer**

31.2	Rule 13a-14(a)/15d-14(a) Certification by the Principal Financial Officer**

32.1	Section 1350 Certification by the Principal Executive Officer**

32.2	Section 1350 Certification by the Principal Financial Officer**

* Incorporated by reference to the Registrant's Registration Statement on Form S-1, filed on April 25, 2008.
** Filed herewith

SIGNATURES

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ECOEMISSIONS SOLUTIONS, INC.

By: /s/ Larry N. Lorenz
Larry N. Lorenz
President, Chief Executive and Director

By: /s/ Thomas L. Crom
Thomas L. Crom, Secretary Treasurer, Chief Financial
Officer, Principal Accounting Officer and Director

In accordance with the requirements of the Securities Act, this Form 10-K has been signed by the following persons in the capacities and on the dates stated.

SIGNATURE	TITLE	DATE

/s/: Larry N. Lorenz	Chief Executive Officer, Director	June 10, 2010
Larry Lorenz	(Principal Executive Officer)

/s/: Thomas Crom	Chief Financial Officer	June 10, 2010
Thomas L. Crom	(Principal Financial and Accounting
Officer)