Form 10-K/A
period 2010-02-28
Ecoemissions Solutions Inc.
filed 2010-06-21
CIK 1432994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/Amended

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
Common Stock, par value $.001 per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 ("Exchange Act") during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [X]

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

In December 2007 we issued 90,000,000 shares @ $0.000033 to each of our two Directors, in aggregate 3,000,000 shares of common stock.

In February 2008 the Company offered up to 18,000,000 shares offered for sale for cash at $0.0033 per share. The offering was fully subscribed; the Company realized a total of $60,000. The sales were made to friends and family of the Officers and Directors.

We are authorized by our Articles of Incorporation to issue 250,000,000 shares of common stock and 10,000,000 shares of blank cheque preferred stock, par value $0.001 per share. As of June 15, 2010, there were 48,150,000 shares of common stock issued and outstanding and no preferred stock.

As of the date of this 10K filing, we have not had any revenues, have not begun operations and we have cash assets only. On April 25, 2008 the Company filed an S-1 Registration Statement which proposed to register 18,000,000 common shares of the Company’s stock.

On May 27, 2008 our Registration Statement on Form S-1, commission file number 333-150463, became effective and qualified 18,000,000 shares of the Company’s common sold in February 2008 in accordance with the requirements of Section 4(2) offering under the Securities Act of 1933, as amended and Rule 502 promulgated thereunder. There were no underwriters for this offering.

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

On June 1, 2009 the directors voted to accept an offer from EcoEmission Systems Inc of Tempe, AZ to enter into a Memorandum of Understanding (MOU). On June 9, 2009 we filed an 8-K with the Securities and Exchange Commission (SEC) disclosing the entry into the MOU, the resignation of our officers James Geiskopf and Ken Greenlaw, the appointment of Mr. Thomas Crom and Mr. Larry Lorenz as Directors of the Company and Mr. Lorenz was appointed to positions of President and Chief Executive Officer, while Mr. Crom was appointed Secretary, Treasurer and Chief Financial Officer. The merger is subject to Ecoemissions Systems completing their audit and other requirements contained within the MOU. On December 4, 2009 we filed an 8-K providing additional information concerning the merger and EcoEmissions Systems, Inc.

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

     Eco’s basic products will be specially formulated catalytic fluids that include certain noble metals in a true solution, injected in mist form delivered into a diesel engine's combustion chamber via the air stream using a specially designed delivery system. Eco will distinguish itself technologically by improving on existing designs of delivery systems to more efficiently, effectively, and reliably deliver the catalyst fluid into the engine prior to combustion

     Market Overview. Eco plans to pursue an aggressive and systematic marketing and sales strategy to fully exploit the market potential for our products.

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

Eco is a small company with seven employees as of February 28, 2010. We hope to experience a period of expansion in headcount, facilities, infrastructure and overhead and anticipate that further expansion will be required to address potential growth and market opportunities. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain and integrate additional independent contractors and managers. Our future financial performance and our ability to compete effectively will depend, in part, on our ability to manage any future growth effectively.

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

Item 2. Description of Property.

Principal Executive Offices-Solutions

Our office is located at 3250 Oakland Hills, Fairfield CA, 94534 and is presently provided free of charge by one of our directors. We consider our current office space adequate for our current operations.

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
  carbon dioxide (CO 2) .

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

The transaction in aggregate totalled $2,247 consisting of $2,000 paid to the officers/directors for the post-split 60,000,000 shares and an amount of $247 which was expensed on the income statement as directors compensation, the deemed value of the share purchase warrants based on the result of a Black-Scholes Model calculation.

Item 6. Selected Financial Data.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Disclosure regarding forward-looking statements

     All statements other than statements of historical fact included in this Form 10-K/A including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward looking statements. When used in this Form 10-K/A, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward looking statements. Such forward looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward looking statements as a result of certain factors detailed in our filings with the Securities and Exchange Commission. All subsequent written or oral forward looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

Overview

     From an operational perspective, the company had, and continues to have, no operating business. Expenses for the year were in three categories: (i) required corporate legal and maintenance expenses, e.g., SEC filings such as 10-Q’s, 8-K’s and the 10-K/A, corporate franchise taxes; (i) closing costs including accounting, legal and SEC document preparation costs.

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

Liquidity and Capital Resources

As of February 28, 2010 the Company had current assets equal to $1,376, comprised of cash. This compares with current assets as of February 28, 2009, equal to $4,564, comprised of cash. The Company’s current liabilities as of February 28, 2010 totalled $68,272, made up of loans payable to related parties amounting to $64,014, accrued liabilities amounting to $3,500 and accounts payable amounting to $758. In the comparable period February 28, 2009 current liabilities totalled $40,561, made up of loans payable to related parties amounting to $35,735, accrued liabilities amounting to $3,500 and accounts payable amounting to $1,326.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the years ended February 28, 2010 and 2009 and for the cumulative period from April 2, 2007 (Inception) to February 28, 2010.

			For the
			Cumulative
			Period from
	The Year	The Year	April 2, 2007
	Ended	Ended	(Inception) to
	February 28,	February 28,	February 28,
	2010	2009	2010
Net Cash (Used in) Operating Activities	$(25,670)	$(47,034)	$(90,353)
Net Cash (Used in) Investing Activities	$0	$0	(25,253)
Net Cash Provided by Financing Activities	$22,626	$(45,500)	$117,126
Net Increase (Decrease) in Cash and Cash Equivalents	$(3,044)	$4,564	$1,376

Results of operations

The Company has restated its results for the year ended February 28, 2009. This restatement increased our losses by $608. The information reported below include the restated results.

For the year ended February 28, 2010, we had losses of $29,502, comprised of professional fees totalling $20,615, office and administrative of $4,974, directors compensation of $247 and interest totalling $3,666. For the comparable period ending February 28, 2009 our restated losses totalled $80,496, made up of professional fees of $46,334, office and administrative of $5,525, impairment expenses were $25,253 as a result of the 100% write-down of our mineral property, and interest totalling $3,384.

No sales or income was recorded for the year ended February 28, 2010.

Selected Financial Information – February 28, 2010

February 28, 2010

Current Assets	$1,376
Total Assets	$1,376
Current Liabilities	$68,272
Stockholders' Equity	$(66,896)

Selected Financial Information – February 28, 2009

Results of Operations for the year Ended February 28, 2009.

No sales or income was recorded for the year ended February 28, 2009.

Operating Costs and Expenses

Costs incurred during the for the year ended February 28, 2009 totalling $80,496 were comprised of office and administration cost amounting to $5,525 , professional fees amounting to $46,334 for the writing of the S-1 Registration Statement and filing of the 15c211 , including audit fees amounting to $11,500, impairment expenses of $25,253 as a result of the 100% write-down of our mineral property and interest cost totalling $3,384.

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

Stock-Based Compensation and Equity Transactions.

We account for stock-based compensation pursuant to ASC 505-50, Equity Based Payments, which requires us to measure the compensation cost of stock options and other stock-based awards to employees and directors at fair value at the grant date and recognize compensation expense over the requisite service period for awards expected to vest.

Except for transactions with employees and directors that are within the scope of ASC 505-50, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. Additionally, in accordance with ASC 505-50, the Company has determined that the dates used to value the transaction are either: (1) the date at which a commitment for performance by the counter party to earn the equity instruments is established; or (2) the date at which the counter party’s performance is complete.

Accounting Pronouncements

See Note 2 to the consolidated financial statements for information concerning recent accounting pronouncements and the impact of those standards.

Item 8: Financial Statements and Supplemental Data

Our fiscal year end is February 28. We will provide audited financial statements to our stockholders on an annual basis. Our consolidated audited financial statements for the fiscal years ended February 28, 2010 and 2009 follow. These financial statements also include, accumulated costs from inception on April 2, 2007 to February 28, 2010.

Audited financial statements begin on the following page of this report.

SEALE AND BEERS, CPAs
PCAOB & CPAB REGISTERED AUDITORS
www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
EcoEmissions Solutions inc. (A Development Stage Company)

We have audited the accompanying balance sheets of EcoEmissions Solutions Inc. (A Development Stage Company) as of February 28, 2010 and 2009 (Restated), and the related statements of operations, stockholders’ equity and cash flows for the years ended February 28, 2010 and 2009 (Restated), and since inception on April 2, 2007 through February 28, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EcoEmissions Solutions Inc. (A Development Stage Company) as of February 28, 2010 and 2009 (Restated), and the related statements of operations, stockholders’ equity and cash flows for the years ended February 28, 2010 and 2009 (Restated), and since inception on April 2, 2007 through February 28, 2010 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 7 to the accompanying financial statements, the Company has restated its 2009 financial statements, which were previously audited by other independent auditors who have ceased operations.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has minimal business operations to date and losses of approximately $128,499 which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs
Las Vegas, Nevada
June 15, 2010

50 S. Jones Blvd Suite 202 Las Vegas, NV 89107 Phone: (888)727-8251 Fax: (888)782-2351

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

The accompanying notes are an integral part of these Financial Statements

EcoEmissions Solutions Inc
(formerly known as Resource Group Inc)
(A Development Stage Company)
Statements of Operations
(Audited)

		Year Ended	Cumulative amounts
	Year Ended	February 28,	from Inception April 2,
	February 28,	2009	2007 to February 28
	2010	(Restated)	2010

Revenue
Income	$-	$-	$-
Expenses
Organization Expenses	-	-	5,000
Office and Administration	4,974	5,525	13,148
Professional Fees	20,615	46,334	76,949
Directors Compensation	247	-	247
Impairment Expense- Mining Claim	-	25,253	25,253
Total Expenses	25,836	77,112	120,597

Net Loss from Operations	(25,836)	(77,112)	(120,597)

Other Income and Expenses
Interest Expense-Related Party	(3,653)	(3,384)	(7,888)
Interest Expense –Other	(13)	-	(14)
Loss For The Period	$(29,502)	$(80,496)	$(128,499)
Basic And Diluted Loss Per Common Share
	(0.00)	(0.00)

Weighted Average Number of Common Shares Outstanding	62,743,562	108,000,000

The accompanying notes are an integral part of these Financial Statements

EcoEmissions Solutions Inc
(formerly known as Resource Group Inc)
(A Development Stage Company)
Statements of Cash Flows
(Audited)

			Cumulative
			amounts from
	Year Ended	Year Ended	Inception April 2
	February 28,	February 28,	2007 to February
	2010	2009	28, 2010
		(Restated)
Operating Activities
Net Income (Loss)	$(29,502)	$(80,496)	$(128,499)

Adjustments To Reconcile Net Loss To Net Cash
Provided by Operations
Stock Issued for Services	500	-	500
Issue Dividend in Warrants	247	-	247
Impairment of Mining Property	-	25,253	25,253
Change in Assets and Liabilities	-	-	-
Increase (decrease) in Accrued Liabilities	-	3,500	3,500
Increase (decrease) in Accounts Payable	(568)	1,326	758
Increase (decrease) in Accrued Interest-Related Party	3,653	3,383	7,888
Net Cash Provided (Used) by Operating Activities	(25,670)	(47,034)	(90,353)
Investing Activities
Cash Paid for Mining Property	-	-	(25,253)
Net Cash Provided (Used) by Investing Activities	-	-	(25,253)
Financing Activities
Cash provided by (used) Notes Payable-Related Party-Net	22,626	(45,500)	54,126
Cash Received from issuance of stock	-	-	63,000
Net Cash Provided (Used) by Financing Activities	22,626	(45,500)	117,126
Increase (Decrease) in Cash from Continuing Operations	(3,044)	(92,534)	1,520
Accumulated OCI-Foreign Exchange	(144)	-	(144)
Cash and Cash Equivalents at Beginning of Period	4,564	$97,098	-
Cash and Cash Equivalents at End of Period	$1,376	$4,564	$1,376
Supplemental Information
Cash Paid For:
Interest	-	-	-
Income Taxes	-	-	-

Non-Cash Activities
Company Stock repurchased, exchanged for warrants and stock cancelled	$247	$-	$247
Notes Payable for Company Stock repurchased	2,000	-	2,000
Interest	3,666	3,384	7,888

The accompanying notes are an integral part of these Financial Statements

EcoEmissions Solutions Inc
(formerly known as Resource Group Inc)
(A Development Stage Company)
Statements of Stockholders’ Equity
February 28, 2010

					Deficit
	Common Stock				Accumulated
			Additional	Accumulated	During the
			Paid-In	OCI-Foreign	Exploration
	Shares	Amount	Capital	Exchange	Stage	Total
		$	$	$	$	$
Balance Forward (Inception) April 2, 2007	-	-	-	-	-	-
December 2007 Shares issued for cash at $0.000033333	90,000,000	90,000	(87,000)			3,000
February 2008 Shares issued for cash at $0.0033333	18,000,000	18,000	42,000			60,000
Deficit for Period Ended February 29, 2008					(18,501)	(18,501)
Balance February 29, 2008	108,000,000	108,000	(45,000)	-	(18,501)	44,499
Deficit for Period ended February 29, 2009					(80,496)	(80,496)
Balance February 29, 2009	108,000,000	108,000	(45,000)	-	(98,997)	(35,997)
May 2009 Shares issued for consulting Services 150,000 at 0.0033333	150,000	150	350			500
May 2009 Shares purchased from directors 60,000,000 at 0.000033333 and cancelled	(60,000,000)	(60,000)	58,000			(2,000)
June 2009 288,000 warrants issued as additional consideration for shares returned to treasury			247			247
Accumulated OCI – Foreign Exchange				(144)		(144)
Deficit for Year Ended February 28, 2010					(29,502)	(29,502)
Balance February 28, 2010	48,150,000	48,150	13,597	(144)	(128,499)	(66,896)

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

NOTE 3 - BASIS OF PRESENTATION – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles (“GAAP”) in the United States of America, which contemplates the Company’s continuation as a going concern. However, the Company has minimal business operations to date and losses of approximately $128,499. These matters raise substantial doubt about its ability to continue as a going concern. In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon its ability to meet its financing requirements, raise additional capital, and the success of its future operations. The Company acquired operating capital through equity offerings to the public and through the sale of notes to related parties, to fund its business plan. There is no assurance that the funds received will be sufficient to assure the Company’s eventual profitability. Management believes that actions planned and presently being taken to revise it’s operating and financial requirements provide the opportunity for it to continue as a going concern. The financial statements do not include any adjustments that might result from these uncertainties.

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

The deferred tax assets, valuation allowance and change in valuation allowance are as follows:

Period Ending	Estimated NOL Carry-forward	Estimated Tax	NOL Expires	Benefit from NOL	Changes in and Valuation Allowance	Net Tax Benefit

February 28, 2009	$98,997		2029	($14,850)	($14,850)	—

February 28, 2010	$128,499		2030	($19,273)	($4,423)	—

Income taxes at the statutory rate are reconciled to the Company’s actual income taxes as follows:

Income tax benefit at statutory rate resulting from NOL carry-forwards	(15%)
Deferred income tax valuation allowance	15%
Actual tax rate	0%

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

NOTE 6 –COMMON STOCK AND SHARE PURCHASE WARRANTS

On May 29, 2009 the Company reached and agreement with two officers/directors to purchase 30,000,000 post-split shares from each, in aggregate 60,000,000 shares of the Company’s $0.001 par value stock at the price originally paid by them, plus future consideration. In settlement of the future consideration provision of the transaction, the Company agreed to issue 144,000 two-year share purchase warrants each, in aggregate a total of 288,000 two-year share purchase warrants, each of which grant the right to purchase one common share of the Company for $0.50 per share. The transaction, in aggregate totalled $2,247 consisting of $2,000 paid to the officers/directors for the post-split 60,000,000 shares and an amount of $247, which was expensed, on the income statement as director’s compensation. The deemed values of the share purchase warrants were based on a Black Scholes Model calculation. The components used were, Volatility of 200%, a Risk Free Rate of 2.34% and a stock price of $0.00333. The Company’s stock was not quoted on the date of warrant issuance nor had it ever traded therefore we used $0.00333, the highest price used for any previous stock issuances. No warrant have been exercised during this period up to February 28, 2010, the total outstanding is 288,000.

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
President, Chief Executive and Director

By: /s/ Thomas L. Crom
Thomas L. Crom, Secretary Treasurer, Chief Financial
Officer, Principal Accounting Officer and Director

In accordance with the requirements of the Securities Act, this Form 10-K/A has been signed by the following persons in the capacities and on the dates stated.

SIGNATURE	TITLE	DATE

/s/: Larry N. Lorenz	Chief Executive Officer, Director	June 17, 2010
Larry Lorenz	(Principal Executive Officer)

/s/: Thomas Crom	Chief Financial Officer	June 17, 2010
Thomas L. Crom	(Principal Financial and Accounting
Officer)