Form 10-Q
period 2010-05-31
Ecoemissions Solutions Inc.
filed 2010-07-21
CIK 1432994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2010

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to _______________ to _______________

Commission File Number: 333-150463

ECOEMISSIONS SOLUTIONS INC.
(Exact Name of Registrant as Specified in its Charter)
(Formerly known as RESOURCE GROUP, Inc.)

Delaware	80-0154562
(State of other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

455 South 48th St.,Suite 106, Tempe, AZ 85281
(Address of Principal Executive Offices) (Zip Code)

Former Address
3250 Oakland Hills, Fairfield California 94534

928-474-4215
(Registrant's Telephone Number, including Area Code)

Securities Registered Pursuant to Section 12(B) of the Act: None

Securities Registered Pursuant to Section 12(G) of the Act: Common Stock, par value $.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [   ]    No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [   ]    No [X]

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
Yes [   ]    No [X]

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
Yes [   ]    No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed first fiscal quarter. Aggregate Market Value as of May 31, 2010: $9,075,000 based on common shares outstanding of 48,150,000

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

48,150,000 shares of Common Stock, $0.001 par value, as of July 15, 2010

Documents incorporated by reference - None

State issuer's revenues for its most recent fiscal year: Nil

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

EcoEmissions Solutions, Inc.
(formerly known as Resource Group Inc.
(A Development Stage Company)
Condensed Interim Financial Statements
(Unaudited)

EcoEmissions Solutions, Inc.
(formerly known as Resource Group Inc.)
(A Development Stage Company)
Condensed Balance Sheets
(Unaudited)

	May 31,	February
		28,
	2010	2010

ASSETS

Current Assets
Cash	$1,358	$1,376

Total Current Assets	1,358	1,376

Total Assets	1,358	1,376

LIABILITIES & STOCKHOLDERS EQUITY
Current
Accounts Payable	4,140	758
Accrued Liabilities	1,750	3,500

Loans Payable Related Parties -Principal(Note 5)	61,549	56,126
Loans Payable Related Parties –Accrued Interest (Note 5)	9,458	7,888
Total Current Liabilities	76,897	68,272

STOCKHOLDERS’ EQUITY

Capital Stock
Authorized: Issued and outstanding at May 31, 2010 and February 28, 2010 48,150,000 common shares,	48,150	48,150

Additional paid-in capital	13,597	13,597
Deficit Accumulated During the Development Stage	(137,142)	(128,499)
Accumulated OCI-Foreign Exchange	(144)	(144)

Total Shareholders’ Equity	(75,539)	(66,896)

Total Liabilities and Stockholders’ Equity	$1,358	$1,376

The accompanying notes are an integral part of these Financial Statements

EcoEmissions Solutions, Inc.
(formerly known as Resource Group, Inc)
(A Developmental Stage Company)
Condensed Statements of Operations
(Unaudited)

			Cumulative
	3 Month	3 Month	amounts
			from
	Period	Period	Inception
	Ending	Ending	April 2,
	May 31,	May 31,	2007 to
	2010	2009	May 31,
			2010
	$	$	$
Revenue
Income	-	-	-
Expenses
Organizational costs	-	-	5,000
Office and Administration	1,323	382	14,471
Professional Fees	5,750	9,071	82,699
Director Compensation	-	-	247

Impairment Expense- Mining Claim Asset	-	-	25,253
	7,073	9,453	127,670

Net Loss from Operations	7,073	9,453	127,670

Other Income
Interest Income		-	-
Other Expense
Interest Expense-Related Party	(1,570)	(770)	(9,458)
Interest Expense-Other	-	-	(14)

Net Loss For The Period	(8,643)	(10,223)	(137,142)

Basic And Diluted Loss Per Common Share	(0.00)	(0.00)

Weighted Average Number of Common Shares Outstanding	48,150,000	3,605,000

The accompanying notes are an integral part of these Financial Statements

EcoEmissions Systems, Inc
(formerly known as Resource Group, Inc)
(An Exploration Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

			Cumulative
	3 Month	3 Month	amounts from
	period	period	Inception
	Ended	Ended	April 2, 2007
	May 31,	May 31,	to
	2010	2009	March 31,
			2010
	$	$	$
Operating Activities
Net Income (Loss)	(8,643)	(10,223)	(137,142)
Adjustments To Reconcile Net Loss To Net Cash
Provided by Operations
Stock Issued for services	-	500	500
Issue Dividend in Warrants	-	-	247
Impairment of Mining Property	-	-	25,253
Change in Assets and Liabilities	-	-	-
	-	-	-
Increase (decrease) in Accrued Liabilities	(1,750)	(2000)	1,750
Increase (decrease) in Accounts Payable	3,382	6,533	4,140
Increase (decrease) in Accrued Interest-Related Party	1,570	771	9,458

Net Cash Provided (Used) by Operating Activities	(5,441)	(4,419)	(95,794)

Investing Activities –Mining Property	-	-	(25,253)

Net Cash Provided (Used) by Financing Activities	-	-	(25,253)

Financing Activities
Cash paid for notes payable - related parties	5,423	-	59,549

Cash Received from issuance of stock	-	-	63,000

Net Cash Provided (Used) by Financing Activities	5,423	-	122,549
Increase (Decrease) in Cash from Continuing Operations	(18)	(4,419)	1,502
Cash and Cash Equivalents at Beginning of Period	1,376	4,564	(144)
Cash and Cash Equivalents at End of Period	1,358	145	1,358
Supplemental Information
Cash Paid For:
Interest	-	-	-
Income Taxes	-	-	-

Non-Cash Activities
Company Stock repurchased, cancelled and exchanged for warrants	-	-	247

Note Payable for Company Stock Repurchased	2,000	-	2,000
Interest	1,570	3,666	9,458

The accompanying notes are an integral part of these Financial Statements

EcoEmissions Systems, Inc.
(formerly known as Resource Group, Inc.)
(A Development Stage Company)
Condensed Statements of Stockholders’ Equity
(Unaudited)

					Deficit
	Capital Stock				Accumulated
			Additional	Accumulated	During the
			Paid-In	OCI-Foreign	Exploration
	Shares	Amount	Capital	Exchange	Stage	Total
		$	$	$	$	$
Balance Forward (Inception) April 2, 2008

December 2007 shares issued for cash at $0.0000333	90,000,000	90,000	(87,000)			3,000

February 2008 Shares issued for cash at $0.000333	18,000,000	18,000	42,000			60,000
Deficit for Year Ended February 28, 2008				-	(18,501)	(18,501)
Balance February 29, 2008	108,000,000	108,000	(45,000)		(18,501)	(18,501)
Deficit for Year Ended February 28, 2009				-	(80,496)	(86,496)
Balance February 28, 2009					(98,997)	(35,389)
May 2009 Shares issued for consulting services 150,5000 at $0.003333	150,000	150	350			500

May 2009 shares purchased from directors
At 0.000333 and cancelled	(60,000,000)	(60,000)	58,000			(2,000)
June 2009 288,000 warrants issued as additional consideration for shares returned to treasury			247			247
June 2009 288,000 warrants issued as additional consideration for shares returned to treasury			247			247
Accumulated OCI-Foreign Exchange				(144)		(144)

Deficit for Year Ended February 28, 2010					(29,502)	(29,502)

Balance February 28, 2010	48,150,000	48,150	13,597	(144)	(128,499)	(66,896)

Deficit for Period Ended May 31 2010					(8,643)	8,643)

Balance, May 31, 2010	48,150,000	48,150	13,597	(144)	(137,142)	(77,144)

The accompanying notes are an integral part of these Financial Statements

EcoEmissions Systems, Inc.
(formerly known as Resource Group, Inc.)
(A Development Stage Company)
Notes to Unaudited Condensed Interim Financial Statements as of May 31, 2010

NOTE 1 - BASIS OF PRESENTATION

While the information presented in the accompanying interim financial statements is unaudited, it includes all adjustments, which are, in the opinion of the management of Resource Group Inc (the “Company”), necessary to present fairly the financial position, results of operations and cash flows in the interim periods presented. Except as disclosed below, these interim financial statements follow the same accounting policies and methods and their application as the Company’s audited February 28, 2010 annual financial statements. It is suggested that these interim financial statements be read in conjunction with the Company’s February 28, 2010 audited financial statements.

The information as of February 28, 2010 is taken from the audited financial statements of this date.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. At May 31, 2010, the Company had $1,358 U.S. funds in deposits in a business bank account, which are not insured by agencies of the U.S. Government.

Recent Accounting Pronouncements

The Company management has reviewed recent accounting pronouncements issued through the date of the issuance of financial statements. In management’s opinion, except for those pronouncements detailed below, no other pronouncements apply or will have a material effect on the Company’s financial statements.

In May 2009, the FASB issued ASC 855 Subsequent Events, which establishes principles and requirements for subsequent events. In accordance with the provisio ns of ASC 855, the Company currently evaluates subsequent events through the date the financial statements are available to be issued.

NOTE 3 - BASIS OF PRESENTATION – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles (“GAAP”) in the United States of America, which contemplates the Company’s continuation as a going concern. However, the Company has had increasing business operations to date and losses of approximately $137,142. These matters raise substantial doubt about its ability to continue as a going concern. In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon its ability to meet its financing requirements, raise additional capital, and the success of its future operations. The Company acquired operating capital through equity offerings to the public and through the sale of notes to related parties, to fund its business plan. There is no assurance that the funds received will be sufficient to assure the Company’s eventual profitability. Management believes that actions planned and presently being taken to revise it’s operating and financial requirements provide the opportunity for it to continue as a going concern. The financial statements do not include any adjustments that might result from these uncertainties.

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

The deferred tax assets, valuation allowance and change in valuation allowance are as follows:

	Estimated	Estimated	NOL	Benefit	Changes in	Net Tax
	NOL			from	and
Period Ending	Carry-	Tax	Expires	NOL	Valuation	Benefit
	forward				Allowance
February 28, 2009	$98,997		2029	$14,850	($14,850)	—0-

February 28, 2010	$128,499		2030	$19,273	($4, 423)	—0-

May 31, 2010	$8,643		2031	$8,643	($8,643)	-0-

Income taxes at the statutory rate are reconciled to the Company’s actual income taxes as follows:

Income tax benefit at statutory rate resulting from NOL carry-forwards	(15%)
Deferred income tax valuation allowance	15%
Actual tax rate	0%

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

As at May 31, 2010 the amount for Loans Payable - Related Party, in aggregate, including shareholders and other related parties amounted to$ 71,007(Feb 2010-$64,014) made up of principal amounting to $61,549 (Feb 2010-$56,126) and accrued interest amounting to $9,458 (Feb 2010--$7,888).

During the three month period ended May 31, 2010 a Related Party provided an additional $5,423 in loans to pay various costs incurred by the Company. Under the agreed upon terms the outstanding amounts are without interest or a due date.

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

NOTE 7 - SUBSEQUENT EVENTS

The Company has a binding agreement to purchase 100% of EcoEmissions Systems, Inc.(“EES”) subject to completing an audit. EES has already intiated internal preparations for an audit. EES will engnage PCAOB-registered auditor upon completion of it’s internal work but intends to commence the outside audit work prior to September 30, 2010

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

EcoEmissions Solutions, Inc (referred to herein as “we”, “us”, “our” and similar terms) was incorporated on April 2, 2007, in the State of Delaware. Our principal executive offices are located at 455 South 48th St,,Suite 106, Tempe, Arizona 85281. Our telephone number is 928 474 9151. We are an development stage Company with no revenues and have a limited operating history. Our fiscal year end is February.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Year ended February 28, 2010

In June 2009 we reached an Agreement to acquire EcoEmissions Systems, Inc. of.Tempe Arizona, a Nevada Corporation.The acquisition is structured as a merger and is subject to an audit being completed on EcoEmissions Systems, Inc. (“Eco”) EES has already intiated internal preparations for an audit intends to commence the outside audit work prior to September 30, 2010

On December 4, 2009 we filed an 8-K providing additional information concerning the merger and EcoEmissions Systems, Inc.

During the year we changed our name to EcoEmissions Solutions, Inc and decided that the focus of our business will be identical to that conducted by Eco which is the pollution control business, Eco has proven patented emissions-reducing Catalyst Injection System™ (CIS™) offers a global solution for diesel engines used in heavy industry and large marine applications around the world. The pre-combustion system (the only patented system of its type in the world), injects a platinum-based catalyst (nano) solution into diesel engine cylinders producing a more complete burn of the diesel fuel. Simply installed without modifications to the engine itself, the results are more power, lower fuel consumption, dramatically reduced pollution and an extension of engine life. The catalyst is then used and consumed as part of normal diesel engine operation.

The catalyst is used once as part of normal diesel engine operation and then needs to be replaced. The replacement of the catalyst provides ECMZ an ongoing and ever increasing revenue stream as it continues to increase the number of installed delivery units.

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

Interim Periods

For the three month period March 1, 2010 to May 31, 2010 and comparable periods in 2009

We reported no revenues for the three months March 1, 2010 to May 31, 2010 compared to nil during the comparable period ending May 31, 2009. The sale of CIS system is being conducted with Eco whose acquisition has not been completed.

For the three months period March 1, 2010 to May 31, 2010, our net loss from operations was $8,643 compared to $10,223 during the comparable three months ended May 31, 2009. The decrease of $1,580 in the May 31, 2010 period was due to a decrease in our operational and organizational activity expenses.

At May 31, 2010 we had working capital of -$75,539 compared to working capital of -$66,896 at February 28, 2010. At May 31, 2009 our total assets consisted of cash of $1,358. This compares with total assets of $1,376 at February 28, 2010 consisting of cash of $1,376.

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

ITEM 3.  CONTROLS AND PROCEDURES

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Pursuant to Rule 601 of Regulation S-B, the following exhibits are included herein or incorporated by reference.

Exhibit
Number	Description
3.1	Articles of Incorporation*
3.3	By-laws*
4.0	Code of Ethcis**
31.1	CERTIFICATION OF CEO PURSUANT TO 18 U.S.C. ss. 1350, SECTION 302
31.2	CERTIFICATION OF CFO PURSUANT TO 18 U.S.C. ss. 1350, SECTION 302
32.1	CERTIFICATION PURSUANT TO 18 U.S.C. ss. 1350, SECTION 906
32.2	CERTIFICATION PURSUANT TO 18 U.S.C. ss. 1350, SECTION 906

* Incorporated by reference to our Form S-1 Registration Statement, file number 333-450463, filed on May 27, 2008.

**Incorporated by reference to our Form 10K, file number 333-450463, filed on May 17, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of July, 2010.

EcoEmissions Solutions, Inc.

Date: July 15, 2010

By: /s/ Larry Lorenz
Name: Larry Lorenz
Title: President/Chief Executive Officer and Director

Date: July 15, 2010

By: /s/ Thomas Crom
Name: Thomas Crom
Title: Secretary, Chief Financial Officer, Principal Financial Officer and Director