Form 10-Q/A
period 2010-05-31
Ecoemissions Solutions Inc.
filed 2010-07-27
CIK 1432994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/Amended

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2010

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to _______________to _______________

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

The accompanying notes are an integral part of these Financial Statements

EcoEmissions Solutions, Inc.
(formerly known as Resource Group, Inc)
(A Developmental Stage Company)
Condensed Statements of Operations
(Unaudited)

			Cumulative
			amounts
	3 Month	3 Month	from
	Period	Period	Inception
	Ending	Ending	April 2,
	May 31,	May 31,	2007 to May
	2010	2009	31,
			2010
	$	$	$
Revenue
Income	-	-	-
Expenses
Organizational costs	-	-	5,000
Office and Administration	1,323	382	14,471
Professional Fees	5,750	9,071	82,699
Director Compensation	-	-	247
Impairment Expense- Mining Claim Asset	-	-	25,253
	7,073	9,453	127,670

Net Loss from Operations	7,073	9,453	127,670

Other Income
Interest Income		-	-
Other Expense
Interest Expense-Related Party	(1,570)	(770)	(9,458)
Interest Expense-Other	-	-	(14)

Net Loss For The Period	(8,643)	(10,223)	(137,142)

Basic And Diluted Loss Per Common Share	(0.00)	(0.00)
Weighted Average Number of Common Shares Outstanding	48,150,000	3,605,000

The accompanying notes are an integral part of these Financial Statements

EcoEmissions Solutions, Inc.
(formerly known as Resource Group, Inc)
(An Exploration Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	3 Month	3 Month	Cumulative
	period	period	amounts from
	Ended	Ended	Inception
	May 31,	May 31,	April 2, 2007 to
	2010	2009	May 31, 2010
			-
Operating Activities	$	$	$
Net Income (Loss)	(8,643)	(10,223)	(137,142)
Adjustments To Reconcile Net Loss To Net Cash Provided by Operations
Stock Issued for services	-	500	500
Issue Dividend in Warrants	-	-	247
Impairment of Mining Property	-	-	25,253
Change in Assets and Liabilities	-	-	-
	-	-	-
Increase (decrease) in Accrued Liabilities	(1,750)	(2000)	1,750
Increase (decrease) in Accounts Payable	3,382	6,533	4,140
Increase (decrease) in Accrued Interest-Related Party	1,570	771	9,458
Net Cash Provided (Used) by Operating Activities	(5,441)	(4,419)	(95,794)
Investing Activities –Mining Property	-	-	(25,253)
Net Cash Provided (Used) by Financing Activities			(25,253)
Financing Activities
Cash provided by (used) for notes payable - related parties	5,423	-	59,549
Cash Received from issuance of stock	-	-	63,000
Net Cash Provided (Used) by Financing Activities	5,423	-	122,549
Increase (Decrease) in Cash from Continuing Operations	(18)	(4,419)	1,502
Cash and Cash Equivalents at Beginning of Period	1,376	4,564	(144)
Cash and Cash Equivalents at End of Period	1,358	145	1,358
Supplemental Information
Cash Paid For:
Interest	-	-	-
Income Taxes	-	-	-

Non-Cash Activities
Company Stock repurchased, cancelled and exchanged for warrants	-	-	247

Note Payable for Company Stock Repurchased	2,000	-	2,000
Interest	1,570	3,666	9,458

The accompanying notes are an integral part of these Financial Statements

EcoEmissions Solutions, Inc.
(formerly known as Resource Group, Inc.)
(A Development Stage Company)
Condensed Statements of Stockholders’ Equity
(Unaudited)

					Deficit
	Capital Stock				Accumulated
			Additional	Accumulated	During the
			Paid-In	OCI-Foreign	Exploration
	Shares	Amount	Capital	Exchange	Stage	Total
		$	$		$	$
Balance Forward (Inception) April 2, 2008

December 2007 shares issued for cash at $0.0000333	90,000,000	90,000	(87,000)			3,000

February 2008 Shares issued for cash at $0.000333	18,000,000	18,000	42,000			60,000
Deficit for Year Ended February 28, 2008				-	(18,501)	(18,501)
Balance February 29, 2008	108,000,000	108,000	(45,000)		(18,501)	44,499
Deficit for Year Ended February 28, 2009				-	(80,496)	(80,496)
Balance February 28, 2009	108,000,000	108,000	(45,000)		(98,997)	(35,997)
May 2009 Shares issued for consulting services 150,5000 at $0.003333	150,000	150	350			500
May 2009 shares purchased from directors At 0.000333 and cancelled	(60,000,000)	(60,000)	58,000			(2,000)
June 2009 288,000 warrants issued as additional consideration for shares returned to treasury			247			247
Accumulated OCI-Foreign Exchange				(144)		(144)
Deficit for Year Ended February 28, 2010					(29,502)	(29,502)

Balance February 28, 2010	48,150,000	48,150	13,597	(144)	(128,499)	(66,896)

Deficit for Period Ended May 31 2010					(8,643)	(8,643)
Balance, May 31, 2010	48,150,000	48,150	13,597	(144)	(137,142)	(75,539)

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

NOTE 6 – PURCHASE AND CANCELLATION OF COMMON SHARES ISSUANCE OF SHARE PURCHASE WARRANTS

On May 29, 2009 the Company reached and agreement with two officers/directors to purchase 30,000,000 post-split shares from each, in aggregate 60,000,000 shares of the Company’s $0.001 par value stock at the price originally paid by them, plus future consideration. In settlement of the future consideration provision of the transaction, the Company agreed to issue 144,000 two-year share purchase warrants each, in aggregate a total of 288,000 two-year share purchase warrants, each of which grant the right to purchase one common share of the Company for $0.50 per share. The transaction, in aggregate totaled $2,247 consisting of $2,000 paid to the officers/directors for the post-split 60,000,000 shares and an amount of $247, which was expensed, on the income statement as director’s compensation. The deemed values of the share purchase warrants were based on a Black Scholes Model calculation. The components used were, Volatility of 200%, a Risk Free Rate of 2.34% and a stock price of $0.00333. The Company’s stock was not quoted on the date of warrant issuance nor had it ever traded therefore we used $0.00333, the highest price used for any previous stock issuances. No warrant have been exercised during this period up to February 28, 2010, the total outstanding is 288,000.

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

NOTE 7 - SUBSEQUENT EVENTS

The Company has a binding agreement to purchase 100% of EcoEmissions Systems, Inc.(“EES”) subject to completing an audit. EES has already initiated internal preparations for an audit. EES will engage PCAOB-registered auditor upon completion of it’s internal work but intends to commence the outside audit work prior to September 30, 2010

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Pursuant to Rule 601 of Regulation S-B, the following exhibits are included herein or incorporated by reference.

Exhibit
Number	Description
3.1	Articles of Incorporation*
3.3	By-laws*
4.0	Code of Ethics**
31.1	CERTIFICATION OF CEO PURSUANT TO 18 U.S.C. ss. 1350, SECTION 302
31.2	CERTIFICATION OF CFO PURSUANT TO 18 U.S.C. ss. 1350, SECTION 302
32.1	CERTIFICATION PURSUANT TO 18 U.S.C. ss. 1350, SECTION 906
32.2	CERTIFICATION PURSUANT TO 18 U.S.C. ss. 1350, SECTION 906

* Incorporated by reference to our Form S-1 Registration Statement, file number 333-450463, filed on May 27, 2008.

**Incorporated by reference to our Form 10K, file number 333-450463, filed on May 17, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 25th day of July, 2010.

EcoEmissions Solutions, Inc.

Date: July 25, 2010

By: /s/ Larry Lorenz
Name: Larry Lorenz
Title: President/Chief Executive Officer and Director

Date: July 25, 2010

By: /s/ Thomas Crom
Name: Thomas Crom
Title: Secretary, Chief Financial Officer, Principal Financial Officer and Director