Form 10-Q
period 2010-08-31
Ecoemissions Solutions Inc.
filed 2010-12-03
CIK 1432994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2010

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________to _______________

Commission File Number: 333-150463

ECOEMISSIONS SOLUTIONS INC.
(Exact Name of Registrant as Specified in its Charter) (Formerly known as RESOURCE GROUP, Inc.)

Delaware	80-0154562
(State of other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

     455 South 48th St., Suite 106, Tempe, AZ 85281
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

70,010,000 shares of Common Stock, $0.001 par value, as of November 20, 2010 Documents incorporated by reference - None

State issuer's revenues for its most recent fiscal year: Nil

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

EcoEmissions Solutions, Inc. (Formerly known as Resource Group Inc. (A Development Stage Company) Condensed Interim Financial Statements (Unaudited)

The Company’s outside firm of Certified Public Accountants have not completed their review of our financial statements due to the complexity of the transactions we entered into near the end of the quarter.

EcoEmissions Solutions, Inc.
(formerly known as Resource Group Inc.)
(A Development Stage Company)
Condensed Balance Sheets
(Unaudited)

	August 31,	February
		28,
	2010	2010

ASSETS

Current Assets
Cash	$33,236	$1,376
Inventory	33,236	-0-
Prepaid Expenses	558,000	-0-
Total Current Assets	606,384	1,376
Intellectual Property (note 7)	-0-	-0-
Total Assets	606,384	1,376

LIABILITIES & STOCKHOLDERS EQUITY
Current
Accounts Payable	672,915	758
Accrued Liabilities	2,500	3,500
Loans Payable Related Parties -Principal(Note 5)	96,759	56,126
Loans Payable Related Parties –Accrued Interest (Note 5)	11,100	7,888
Total Current Liabilities	783,274	68,272
Convertible Securities (note 8)	2,452,190	-0-
STOCKHOLDERS’ EQUITY
Capital Stock Authorized: Issued and outstanding at May 31, 2010 and February 28, 2010 70,010,000 and 48,150,000 common shares,	68,120	48,150
Additional paid-in capital	6,549,647	13,597
Preferred Stock	3,600,000	-0-
Deficit Accumulated During the Development Stage	(12,848,683)	(128,499)
Accumulated OCI-Foreign Exchange	(144)	(144)

Total Shareholders’ Equity	(2,629,080)	(66,896)

Total Liabilities and Stockholders’ Equity	$606,384	$1,376

The accompanying notes are an integral part of these Financial Statements

EcoEmissions Solutions Inc (formerly known as Resource Group Inc) (An Exploration Stage Company)
Statements of Operations
(Unaudited)

	Three Month Period Ending August 31, 2010	Three Month Period Ending August 31, 2009	Six Month Period Ending August 31, 2010	Six Month Period Ending August 31, 2009	Cumulative amounts from Inception April 2, 2007 to August 31, 2010

Revenue
Income	$-	$-	$-	$-	$-
Expenses
Organization Expenses					5,000
Office and Administration	3,914	1,018	5,237	1,400	18,385
Professional Fees	30,750	10,453	36,500	13,000	113,463
Directors Compensation	-	247	-	-	247
Impairment Expense-Intellectual	12,675,235	-	12,675,235	-	12,700,488
	12,709,899	11,718	12,716,972	21,172	12,837,583

Net Loss from Operations	12,709,899	11,718	12,716,972	21,172	12,837,583
Other Income
Interest Income	-		-	-	-
Other Expense
Interest	1,642	783	3,212	1,533	11,100
Provision for Income Tax					-
Net Loss For The Period	$(12,711,47)	$(12,501)	$(12,720,184)	$(22,725)	$(12,848,683)
Basic And Diluted Loss Per Common Share	0.26	0.0001	0.26	0.0004
Weighted Average Number of Common Shares Outstanding	48,150,000	108,000,000	48,150,000	108,000,000
* Less than 0.001 per share

The accompanying notes are an integral part of these Financial Statements

EcoEmissions Systems, Inc
(formerly known as Resource Group, Inc)
(An Exploration Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	Six Month period Ended August 31, 2010	Six Month period Ended August 31, 2009	Cumulative Amount from Inception April 2, 2007 to August 31, 2010

Operating Activities	$	$	$
Net Income (Loss)	(12,720,184)	(22,725)	(12,848,683)
Adjustments To Reconcile Net Loss To Net Cash
Provided by Operations
Stock Issued for services	-	500	500
Issue Dividend	-		247
		3,392
Impairment	12,675,235	-	12,700,488
Change in Assets and Liabilities	-	-	-
Increase (decrease) in Accrued Liabilities	750		2,500
Increase (decrease) in Accounts Payable	40,939	8,189	2,815
Increase (decrease) in Accrued Interest-Related Party	3,212	-	11,110
Net Cash Provided (Used) by Operating Activities	(48)	(10,644)	(90,371)
Investing Activities –Mining Property		-	(25,253)
	-
Financing Activities
Cash paid for notes payable - related parties		2,771	37,898
	-
Cash Received from issuance of stock	31,908	-	63,000
Net Cash Provided (Used) by Financing Activities	-	2,771	100,898
Increase (Decrease) in Cash from Continuing Operations	31,860	(4,419)	-
Cash and Cash Equivalents at Beginning of Period	1,376	4,564	-
Cash and Cash Equivalents at End of Period	33,236	145	33,236
Supplemental Information
Cash Paid For: Interest	-	-
Income Taxes	-	-	-
Non-Cash Activities
Acquisition of Eco-IP	12,675,235		12,675,235
Acquisition of Eco-Inventory	15,148		15,148
Acquisition of Eco-Liabilities	670,100		670,100

Acquisition & Assumption of Eco convertible	2,452,190		2,452,190

Interest	3,212	3,666	9,458

The accompanying notes are an integral part of these Financial Statements

EcoEmissions Systems, Inc.
(formerly known as Resource Group, Inc.)
(A Development Stage Company)
Condensed Statements of Stockholders’ Equity
(Unaudited)

	Capital Stock		Additional Paid-In Capital $	Preferred stock	Accumulated OCI-Foreign Exchange	Deficit Accumulated During the Exploration Stage $	Total $
	Shares	Amount $
Balance Forward (Inception) April 2, 2008

December 2007 shares issued for cash at $0.0000333	90,000,000	90,000	(87,000)				3,000

February 2008 Shares issued for cash at $0.000333	18,000,000	18,000	42,000				60,000
Deficit for Year Ended February 28, 2008					-	(18,501)	(18,501)
Balance February 29, 2008	108,000,000	108,000	(45,000)			(18,501)	(18,501)
Deficit for Year Ended February 28, 2009					-	(80,496)	(86,496)
Balance February 28, 2009						(98,997)	(35,389)
May 2009 Shares issued for consulting services
150,5000 at $0.003333	150,000	150	350				500

May 2009 shares purchased from directors
At 0.000333 and cancelled	(60,000,000)	(60,000)	58,000				(2,000)

June 2009 288,000 warrants issued as additional consideration for shares returned to treasury			247				247
Accumulated OCI-Foreign Exchange					(144)
							(144)
Deficit for Year Ended February 28, 2010
						(29,502)	(29,502)
Balance February 28, 2010	48,150,000	48,150	13,597		(144)	(128,499)	(66,896)
Purchase of Eco Assets	20,000,000	20,000	5,980,000	3,600,000			9,600,000
Shares for services	1,860,000	1,860	556,140				558,000

Deficit for Period Ended August 31 2010						(12,720,184)	(12,720,184)
Balance,

August 31, 2010	70,010,000	70,010	6,549,737		(144)	(12,848,683)	(2,629,080)

The accompanying notes are an integral part of these Financial Statements

EcoEmissions Systems, Inc.
(formerly known as Resource Group, Inc.)
(A Development Stage Company)
Notes to Unaudited Condensed Interim Financial Statements as of August 31, 2010

NOTE 1 - BASIS OF PRESENTATION

While the information presented in the accompanying interim financial statements is unaudited, it includes all adjustments, which are, in the opinion of the management of EcoEmissions Systems Inc. (the “Company”), necessary to present fairly the financial position, results of operations and cash flows in the interim periods presented. Except as disclosed below, these interim financial statements follow the same accounting policies and methods and their application as the Company’s audited February 28, 2010 annual financial statements. It is suggested that these interim financial statements be read in conjunction with the Company’s February 28, 2010 audited financial statements.

The information as of February 28, 2010 is taken from the audited financial statements of this date.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. At August 31, 2010, the Company had $33,326U.S. funds in deposits in a business bank account, which are not insured by agencies of the U.S. Government.

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

NOTE 3 - BASIS OF PRESENTATION – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles (“GAAP”) in the United States of America, which contemplates the Company’s continuation as a going concern. However, the Company has had increasing business operations to date and losses of approximately $2,629,080 which includes an impairment of the intellectual property acquired on August 31, 2010 in the amount of $12,675,235. These matters raise substantial doubt about its ability to continue as a going concern. In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon its ability to meet its financing requirements, raise additional capital, and the success of its future operations. The Company acquired operating capital through equity offerings to the public and through the sale of notes to related parties, to fund its business plan. There is no assurance that the funds received will be sufficient to assure the Company’s eventual profitability. Management believes that actions planned and presently being taken to revise it’s operating and financial requirements provide the opportunity for it to continue as a going concern. The financial statements do not include any adjustments that might result from these uncertainties.

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

The deferred tax assets, valuation allowance and change in valuation allowance are as follows:

	Estimated	Estimated	NOL	Benefit	Changes in	Net Tax
	NOL			from	and
Period Ending	Carry-	Tax	Expires	NOL	Valuation	Benefit
	forward				Allowance
February 28, 2009	$98,997		2029	$14,850	($14,850)	—0-

February 28, 2010	$128,499		2030	$29,502	($29, 502)	—0-

August 31, 2010	$173,448		2031	$44,949	($44,949)	—0-

Income taxes at the statutory rate are reconciled to the Company’s actual income taxes as follows:

Income tax benefit at statutory rate resulting from NOL carry-forwards	(15%	)
Deferred income tax valuation allowance	15%
Actual tax rate	0%

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

As at August 31, 2010 the amount for Loans Payable - Related Party, in aggregate, including shareholders and other related parties amounted to$ 107,854 (Feb 2010-$64,014) made up of principal amounting to $96,759 (Feb 2010-$56,126) and accrued interest amounting to $11,100(Feb 2010--$7,888).

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

NOTE 7—ACQUISITION OF ASSETS FROM ECOEMISSIONS SYSTEMS, INC

On August 31, 2010, the Company entered into a definitive Asset Purchase Agreement (the “Purchase Agreement”) with EcoEmissions Systems, Inc., a Nevada corporation. Pursuant to the Agreement, the Company agreed to acquire 100% of the assets, liabilities and operations of EcoEmissions Systems, Inc and place those assets and liabilities into a newly formed subsidiary to be called EcoEmissions Systems NV, Inc a corporation to be formed in the State of Nevada. The Company agreed that it would pay an a total 20,000,000 restricted common shares as well as provide 40,000,000 incentive restricted common shares in the form of a preferred convertible series subject to achieving sales of $30,000,000 and technical performance targets.

Over 95% of the common and preferred shares were issued to unrelated parties and therefore the purchase method of accounting has been applied with the common and preferred shares issued as consideration being recorded that being the value given up after considering price fluctuations, liquidity issues and exchange rates.

At the date of the acquisition, the value of the identifiable net assets of Eco was as follows:

Assets	Cash	$31,907
	Inventory	$15,148
	Intellectual
	Property (note 7A)	$12,675,235	$12,722,290

Liabilities	Liabilities	$670,100

Purchase Price-Consideration Paid

Convertible securities- assumed	$2,452,190
Common Stock	$6,000,000
Preferred Stock	$3,600,000	$12,722,290

Note 7A The accounting rules for Intellectual property acquired in this transaction are complex and are under review by the Company’s outside firm of Certified Public Accountants. The Company is currently expensing the intellectual property acquired in this transaction

NOTE 8—CONVERTIBLE SECURITIES

As part of the Asset Purchase Agreement with EcoEmissions Systems, Inc. (“Eco”), a Nevada corporation, we agreed to assume the Convertible Securities of Eco. Those securities will be convertible into our common stock at prices determined at market at the time of conversion. The conversion time frames vary from 12-24 months from the date of the purchase of Eco. The convertible documentation varies and contains inconsistencies with some purchasers believing the conversion or payment date was September 30, 2010 . The Company will be requesting clarification from each convertible owner.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

EcoEmissions Solutions, Inc (referred to herein as “we”, “us”, “our” and similar terms) was incorporated on April 2, 2007, in the State of Delaware. Our principal executive offices are located at 455 South 48th St, Suite 106, Tempe, Arizona 85281. Our telephone number is 928 474 9151. We are a development stage Company with no revenues and have a limited operating history. Our fiscal year end is February.

We manufacture and sell the EES Process™ which we acquired on August 31, 2010. This process has been installed in over 100 engines since 2008 and has achieved remarkable and proven success.

The EES Process™

•	The EES Process™ is comprised of two components
– Platinum based catalyst
– Catalyst delivery system.
•	Both components are part of EES’s first generation product portfolio
•	Currently we have three delivery systems and two catalyst concentrations designed for use on various sized engines.

How the EES Process™ works

•	Focusing on the pre-combustion stage, our engineers introduced a platinum-based catalyst into the cylinder chamber before ignition to lower the burn-point of the fuel.
•	The result is a shorter delay before ignition, a longer burn cycle, a smoother power stroke and more complete burning of the fuel (Simply put, more power, superior fuel efficiency and longer engine life.)
•	By burning fuel more efficiently, EcoEmissions reduces diesel costs in real-life usage by 8-10%, while cutting emissions of particulate matter by 30-40%, and emissions of hydrocarbons and nitrous oxides (NOx) by 25% or more.
•	Additional benefits include a cleaner-running engine, superior engine harmonics, cleaner engine oil, reduced friction and longer engine life.

The Company plans to expand the EES process ™ to additional proprietary products for the Marine Industry. The Company has already completed successful testing on several marine products and will expand its product line. These future products are complimentary to our existing CI™ S system and which help address the fundamental needs of our customers; reducing costs while reducing pollution.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Year ended February 28, 2010

In June 2009 we reached an Agreement to acquire EcoEmissions Systems, Inc. of Tempe Arizona, a Nevada Corporation. The acquisition is structured as a merger and is subject to an audit being completed on EcoEmissions Systems, Inc. (“Eco”) EES has already initiated internal preparations for an audit intends to commence the outside audit work prior to September 30, 2010

On December 4, 2009 we filed an 8-K providing additional information concerning the merger and EcoEmissions Systems, Inc.

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

Interim Period ended August 31, 2010

On August 31, 2010, the Company entered into a definitive Asset Purchase Agreement (the “Purchase Agreement”) with EcoEmissions Systems, Inc., a Nevada corporation. Pursuant to the Agreement, the Company agreed to acquire 100% of the assets, liabilities and operations of EcoEmissions Systems, Inc and place those assets and liabilities into a newly formed subsidiary to be called EcoEmissions Systems NV, Inc a corporation to be formed in the State of Nevada. The Company agreed that it would pay an a total 20,000,000 restricted common shares as well as provide 40,000,000 incentive restricted common shares in the form of a preferred convertible series subject to achieving sales of $30,000,000 and technical performance targets.

Results of Operations

The following results of operations compare the results of the 2010 period to the 2009 period result.

Interim Periods

For the three month period June 1, 2010 to August 31, 2010 and comparable period in 2009

The acquisition of Eco was completed effective August 31, 2010 so we reported no revenues for the three months June 1, 2010 to August 31, 2010 compared to nil during the comparable period ending August 31, 2009

For the three months period June 1, 2010 to August 31, 2010 our net loss from operations was $12,711,541 compared to $12,501 during the comparable three months ended August 31, 2009. The increase of losses in the August 31, 2010 period was significantly impacted by expensing of the intellectual property of $12,675,236 as we completed the Asset Purchase Agreement.

For the six month period March 1, 2010 to August 31, 2010 and comparable period in 2009

The acquisition of Eco was completed effective August 31, 2010 so we reported no revenues for the six months March 1, 2010 to August 31, 2010 compared to nil during the comparable period ending August 31, 2009.

For the six-month period March 1, 2010 to August 31, 2010, our net loss from operations was $12,720,184 compared to $22,725 during the comparable six months ended August 31, 2009. The increase of $22,224 in the August 31, 2010 period was significantly impacted by expensing of the intellectual property of $12,675,236 as we completed the Asset Purchase Agreement. During the Period from Incorporation April 2, 2007 to August 31, 2010 we recognized net losses from operations totaling $174,448.

At August 31, 2010 we had working capital of -$176,890 compared to working capital of -$66,896 at February 29, 2010. Included in the negative working capital as of August 31, 2010 is debt due to related parties of $107,859.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We may be involved from time to time in ordinary litigation, negotiation and settlement matters that will not have a material effect on our operations or finances. We are not aware of any pending or threatened litigation against us or our officers and directors in their capacity as such that could have a material impact on our operations or finances.

We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Solutions has issued the following shares as described in elsewhere Purchase of Assets from EcoEmissions Systems, Inc for 20,000,000 commons shares and 2,000,000 preferred shares, which are convertible into 40,000,000 common shares based on achieving $30,000,000 in sales and achieving certain technical performance targets..

On August 31, 2010 Solutions entered into a (6) six-month consulting contract with ProActive NewsRoom to provide consulting and investor relations services until February 28, 2011. As compensation ProActive will receive $3,000 per month and 60,000 shares of common stock.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 29th day of November, 2010.

EcoEmissions Solutions, Inc.

Date: November 29, 2010

By: /s/ Larry Lorenz
Name: Larry Lorenz
Title: President/Chief Executive Officer and Director

Date: November 29, 2010

By: /s/ Thomas Crom
Name: Thomas Crom
Title: Secretary, Chief Financial Officer, Principal Financial Officer and Director