Form 10-Q
period 2010-11-30
Ecoemissions Solutions Inc.
filed 2011-01-20
CIK 1432994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2010

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

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
Yes [ ] No [x]

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed first fiscal quarter. Aggregate Market Value as of November 30, 2010: $17,304,876 based on common shares outstanding of 70,010,000

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

70,010,000 shares of Common Stock, $0.001 par value, as of January 19, 2011 Documents incorporated by reference - None

State issuer's revenues for its most recent fiscal year: Nil

PART I - FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

EcoEmissions Solutions, Inc. (Formerly known as Resource Group Inc. (A Development Stage Company) Condensed Interim Financial Statements (Unaudited)

The Company’s outside firm of Certified Public Accountants have not completed their review of our financial statements due to the complexity of the transactions we entered into near the end of the quarter ended August 31, 2010.

EcoEmissions Solutions, Inc.
(formerly known as Resource Group Inc.)
(A Development Stage Company)
Condensed Balance Sheets
(Unaudited)

	November 30,	February
		28,
	2010	2010

ASSETS

Current Assets
Cash	$19,776	$1,376
Inventory	48,717	-0-
Prepaid Expenses	488,250	-0-
Total Current Assets	556,743	1,376
Intellectual Property (note 7)	-0-	-0-
Total Assets	556,743	1,376
LIABILITIES & STOCKHOLDERS EQUITY
Current
Accounts Payable	16,422
Accounts Payable –related party	786,274	758
Accrued Liabilities	2,500	3,500
Loans Payable Related Parties -Principal(Note 5)	126,759	56,126
Loans Payable Related Parties –Accrued Interest (Note 5)	14,311	7,888
Total Current Liabilities	946,266	68,272
Convertible Securities (note 8)	2,508,853	-0-
STOCKHOLDERS’ EQUITY
Capital Stock
Authorized: Issued and outstanding at November 30, 2010 and February 28, 2010 70,010,000 and 48,150,000 common shares,	68,120	48,150
Additional paid-in capital	6,549,647	13,597
Preferred Stock	3,600,000	-0-
Deficit Accumulated During the Development Stage	(13,117,979)	(128,499)
Accumulated OCI-Foreign Exchange	(144)	(144)

Total Shareholders’ Equity	(2,898,376)	(66,896)

Total Liabilities and Stockholders’ Equity	$556,743	$1,376

The accompanying notes are an integral part of these Financial Statements

EcoEmissions Solutions Inc
(formerly known as Resource Group Inc)
(A Development Stage Company)
Statements of Operations
(Unaudited)

					Cumulative
		Three			amounts
	Three	Month			from
	Month	Period	Nine Month	Nine Month	Inception
	Period	Ending	Period	Period	April 2,
	Ending	November	Ending	Ending	2007 to
	November 30,	30,	November 30,	November 30,	November 30,
	2010	2009	2010	2009	2010

Revenue
Income	$55,398	$-	$55,398	$-	$55,398
Expenses
Organization Expenses					5,000
Office and Administration	17,321	137	22,558	1,522	35,706
Professional Fees	248,000	4,326	284,500	43,938	361,463
Directors Compensation	-	-0-	-	-	247
Impairment Expense-Intellectual	-	-	12,675,235	-	12,700,488
	265,321	4,463	12,982,293	45,460	13,102,904

Net Loss from Operations	209,923	4,463	12,926,895	46,460	13,047,506
Other Income
Interest Income	-		-	-	-
Other Expense
Interest	59,373	1,187	62,585	2,740	70,473
Provision for Income Tax					-
Net Loss For The Period	$(269,296)	$(5,650)	$(12,989,480)	$(47,482)	$(13,117,979)
Basic And Diluted Loss Per Common Share	(0.038)	(0.0001)	(0.185)	(0.0006)
Weighted Average Number of Common Shares Outstanding	70,010,000	108,000,000	70,010,000	108,000,000
* Less than 0.001 per share

The accompanying notes are an integral part of these Financial Statements

EcoEmissions Solutions, Inc
(formerly known as Resource Group, Inc)
(A Development Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

			Cumulative
			Amount
			from
	Nine Month	Nine Month	Inception
	period	period	April 2,
	Ended	Ended	2007 to
	November 30,	November 30,	November30,
	2010	2009	2010

Operating Activities	$	$	$
Net Income (Loss)	(12,989,480)	(47,482)	(13,117,979)
Adjustments To Reconcile Net Loss To Net Cash
Provided by Operations
Stock Issued for services	-	-	500
Issue Dividend	-		247
		-
Impairment	12,675,235	-	12,700,488
Change in Assets and Liabilities	-	-	-
Increase (decrease) in Accrued Liabilities	750		2,500
Increase (decrease) in Accounts Payable	293,564	-	399,933
Increase (decrease) in Accrued Interest-Related Party	6,423	-	14,311
Net Cash Provided (Used) by Operating Activities	(13,508)	(47,482)	(56,869)
Investing Activities –Mining Property		-	(25,253)
	-
Financing Activities
Cash paid for notes payable - related parties		2,771	37,898
	-
Cash Received from issuance of stock	31,908	-	63,000
Net Cash Provided (Used) by Financing Activities	-	2,771	100,898
Increase (Decrease) in Cash from Continuing Operations	18,400	(4,419)	-
Cash and Cash Equivalents at Beginning of Period	1,376	4,564	-
Cash and Cash Equivalents at End of Period	19,776	145	19,776
Supplemental Information
Cash Paid For: Interest	-	-
Income Taxes	-	-	-
Non-Cash Activities
Acquisition of Eco-IP	12,675,235		12,675,235
Acquisition of Eco-Inventory	15,148		15,148
Acquisition of Eco-Liabilities	670,100		670,100

Acquisition & Assumption of Eco convertible	2,452,190		2,452,190

Interest	3,212	3,666	9,458

The accompanying notes are an integral part of these Financial Statements

EcoEmissions Solutions, Inc.
(formerly known as Resource Group, Inc.)
(A Development Stage Company)
Condensed Statements of Stockholders’ Equity
(Unaudited)

	Capital Stock					Deficit
						Accumulated
			Additional		Accumulated	During the
			Paid-In	Preferred	OCI-Foreign	Exploration
	Shares	Amount	Capital	stock	Exchange	Stage	Total
		$	$			$	$
Balance Forward (Inception) April 2, 2008

December 2007 shares issued for cash at $0.0000333	90,000,000	90,000	(87,000)				3,000

February 2008 Shares issued for cash at $0.000333	18,000,000	18,000	42,000				60,000
Deficit for Year Ended February 28, 2008					-	(18,501)	(18,501)
Balance February 29, 2008	108,000,000	108,000	(45,000)			(18,501)	(18,501)
Deficit for Year Ended February 28, 2009					-	(80,496)	(86,496)
Balance February 28, 2009						(98,997)	(35,389)
May 2009 Shares issued for consulting services
150,000 at $0.003333	150,000	150	350				500

May 2009 shares purchased from directors At 0.000333 and cancelled	(60,000,000)	(60,000)	58,000				(2,000)

June 2009 288,000 warrants issued as additional consideration for shares returned to treasury			247				247
Accumulated OCI-Foreign Exchange					(144)
							(144)
Deficit for Year Ended February 28, 2010
						(29,502)	(29,502)
Balance February 28, 2010	48,150,000	48,150	13,597		(144)	(128,499)	(66,896)
Purchase of Eco Assets	20,000,000	20,000	5,980,000	3,600,000			9,600,000
Shares for services	1,860,000	1,860	556,140				558,000

Deficit for Period Ended August 31 2010 Balance,						(12,989,480)	(12,989,480)

November 30, 2010	70,010,000	70,010	6,549,737		(144)	(13,117,979)	(2,898,376)

The accompanying notes are an integral part of these Financial Statements

EcoEmissions Solutions, Inc.
(formerly known as Resource Group, Inc.)
(A Development Stage Company)
Notes to Unaudited Condensed Interim Financial Statements as of November 30, 2010

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. At November 30, 2010, the Company had $19,776 U.S.funds in deposits in a business bank account, which are not insured by agencies of the U.S. Government.

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

NOTE 3 - BASIS OF PRESENTATION – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles (“GAAP”) in the United States of America, which contemplates the Company’s continuation as a going concern. However, the Company has had increasing business operations to date and losses of approximately $13,117,979 which includes an impairment of the intellectual property acquired on August 31, 2010 in the amount of $12,675,235. These matters raise substantial doubt about its ability to continue as a going concern. In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon its ability to meet its financing requirements, raise additional capital, and the success of its future operations. The Company acquired operating capital through equity offerings to the public and through the sale of notes to related parties, to fund its business plan. There is no assurance that the funds received will be sufficient to assure the Company’s eventual profitability. Management believes that actions planned and presently being taken to revise it’s operating and financial requirements provide the opportunity for it to continue as a going concern. The financial statements do not include any adjustments that might result from these uncertainties.

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

The deferred tax assets, valuation allowance and change in valuation allowance are as follows:

	Estimated	Estimated	NOL	Benefit	Changes in	Net Tax
	NOL			from	and
Period Ending	Carry-	Tax	Expires	NOL	Valuation	Benefit
	forward				Allowance
February 28, 2009	$98,997		2029	$14,850	($14,850)	—0-

February 28, 2010	$128,499		2030	$29,502	($29, 502)	—0-

November 30, 2010	$12,720,184		2031	$3,816,055	($3,816,055)	—0-

Income taxes at the statutory rate are reconciled to the Company’s actual income taxes as follows:

Income tax benefit at statutory rate resulting from NOL carry-forwards	(15%	)
Deferred income tax valuation allowance	15%
Actual tax rate	0%

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

As at November 30, 2010 the amount for Loans Payable - Related Party, in aggregate, including shareholders and other related parties amounted to$ 141,070 (Feb 2010-$64,014) made up of principal amounting to $126,759 (Feb 2010-$56,126) and accrued interest amounting to $14,311(Feb 2010--$7,888). In addition related parties are owed $786,274.

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

As part of the Asset Purchase Agreement with EcoEmissions Systems, Inc. (“Eco”), a Nevada corporation, we agreed to assume the Convertible Securities of Eco. Those securities will be convertible into our common stock at prices determined at market at the time of conversion. The conversion time frames vary from 12-24 months from the date of the purchase of Eco. The convertible documentation varies and contains inconsistencies with some purchasers believing the conversion or payment date was September 30, 2010. The Company has requested clarification from each convertible owner stating the conversion process starts on September 1, 2011 and proceeds through September 30, 2012.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

EcoEmissions Solutions, Inc (referred to herein as “we”, “us”, “our” and similar terms) was incorporated on April 2, 2007, in the State of Delaware. Our principal executive offices are located at 455 South 48th St, Suite 106, Tempe, Arizona 85281. Our telephone number is 928 474 9151. We are a development stage Company which started generating revenues in September 2010 and have a limited operating history. Our fiscal year end is February.

We manufacture and sell the EES Process™ which we acquired on August 31, 2010. This process has been installed in over 100 engines since 2008 and has achieved remarkable and proven success.

The EES Process™

The EES Process™ is comprised of two components
–	Platinum based catalyst
–	Catalyst delivery system.
Both components are part of EES’s first generation product portfolio
Currently we have three delivery systems and two catalyst concentrations designed for use on various sized engines.

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

The Company plans to expand the EES process ™ to additional proprietary products for the Marine Industry. The Company has already completed successful testing on several marine products and will expand its product line. These future products are complimentary to our existing CIS™ system and which help address the fundamental needs of our customers; reducing costs while reducing pollution.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Year ended February 28, 2010

In June 2009 we reached an Agreement to acquire EcoEmissions Systems, Inc. of Tempe Arizona, a Nevada Corporation. The acquisition was structured as an Asset Purchase and was completed on August 31, 2010 after an extensive due diligence process.

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

Interim Period ended November 30, 2010

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

Interim Periods

For the three month period September 1, 2010 to November 30, 2010 and comparable period in 2009

The acquisition of Eco was completed effective August 31, 2010. Our first distributor was signed in that same time period and we started sales in this quarter which totaled $55,398 which was 18% higher than our previous estimate of approximately $45,500.

For the three months period September 1, 2010 to November 30, 2010 our net loss from operations was $269,296 compared to $12,501 during the comparable three months ended August 31, 2009. The increase of losses in the November 30, 2010 period was significantly impacted by expensing of consulting fees of $248,000 as we completed the Asset Purchase Agreement.

For the nine month period March 1, 2010 to November 30, 2010 and comparable period in 2009

The acquisition of Eco was completed effective August 31, 2010 and we reported revenues of $55,398 for the nine months March 1, 2010 to August 31, 2010 compared to nil during the comparable period ending November 30, 2009. Our first distributor was signed in that same time period and we started sales in this quarter which totaled $55,398 which was 18% higher than our previous estimate of approximately $45,500.

For the nine-month period March 1, 2010 to November 30, 2010, our net loss from operations was $12,989,149 compared to $25,633 during the comparable nine months ended November 30, 2009. The increase in the August 31, 2010 period was significantly impacted by expensing of the intellectual property of $12,675,236 as we completed the Asset Purchase Agreement as well as consulting fees associated with the transaction.

At November 30, 2010 we had working capital of -$389,523 compared to working capital of -$66,896 at February 29, 2010. Included in the negative working capital as of November 30, 2010 is debt due to related parties of $929,844.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

Equity Compensation Plan Information

During our fiscal year ended February 28, 2011, we did adopt a form of an incentive stock option plan.

As a collateral agreement to the Agreement, following the completion of the acquisition of the assets of EcoEmissions Systems, Inc., the Company’s Board of Directors agreed to the adoption of the Stock Option Plan and ratified it on January 17, 2011 effective as of September 1, 2010 providing for the issuance of up to 10,000,000 shares of Common Stock of the Company to the officers, directors, employees and consultants of the Company and/or its subsidiaries. Pursuant to the Stock Option Plan, on January 17, 2011 the Company granted options to purchase an aggregate of 7,200,000 shares of common stock at $0.40 per share to the newly appointed directors and officers that held options to purchase ordinary shares of ECMZ following the completion of the acquisition, as well as to the current directors and officers of the Company.

The principal terms and conditions of the stock options granted under the Stock Option Plan are that vesting of the options granted of the Company occurs prorata over 48 months and have a life of 7 years. Furthermore, the stock options granted under the Stock Option Plan are generally non transferable other than to a legal or beneficial holder of the options upon the option holder’s death. The rights to vested but unexercised options cease to be effective: (1) 18 months after death of the stock options holder; (2) 6 months after Change of Control of the Company; 12 months after loss of office due to health related incapacity or redundancy; or (5) 12 months after the retirement of the options holder from a position with ECMZ.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 19th day of January, 2011.

EcoEmissions Solutions, Inc.

Date: January 19, 2011

By: /s/ Larry Lorenz
Name: Larry Lorenz
Title: President/Chief Executive Officer and Director

Date: January 19, 2011

By: /s/ Thomas Crom
Name: Thomas Crom
Title: Secretary, Chief Financial Officer, Principal Financial Officer and Director